Form 10QSB
period 2005-11-30
Firstline Environmental Solutions Inc.
filed 2006-01-17
CIK 1338118

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the six month period ended November 30, 2005

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act
          For the transition period from _________ to ____________

          Commission file number:  000-51523

                     FIRSTLINE ENVIRONMENTAL SOLUTIONS INC.
                    ----------------------------------------
                 (Name of Small Business Issuer in its Charter)

               Florida
               ------                                       -----------
   (State or other Jurisdiction                           (IRS Employer
of Incorporation or Organization)                        Identification No.)

          #203 - 20489  56th Avenue, Langley, British Columbia, Canada
          ------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 1-866-848-2940
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


               -------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed from Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes [X]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

           Yes [ ]   No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

          Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 12, 2006, the Registrant had 17,506,815 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one):

          Yes [ ]     No [X]

                                 C O N T E N T S

                                                                       Page
Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements........................................F1-F15

Item 2.   Management's Discussion and Analysis or Plan of Operation.....2

Item 3.   Controls And Procedures.......................................5

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings.............................................6

Item 2.   Changes in Securities and Use of Proceeds.................... 6

Item 3.   Defaults Upon Senior Securities...............................6

Item 4.   Submission of Matters to a Vote of Security Holders...........6

Item 5.   Other Information............................................ 6

Item 6.   Exhibits and Reports on Form 8-K..............................6

SIGNATURES..............................................................6


                     FIRSTLINE ENVIRONMENTAL SOLUTIONS INC.
                         (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                       November 30, 2005 and May 31, 2005


                                                                       November 30,     May 31,
                                                                           2005          2005
                                                                       -----------    -----------
                                                                       (unaudited)    (restated -
                                                                                      see Note M)
Asset
Current:
     Cash                                                              $     4,687    $        77
                                                                       -----------    -----------

Long-term:
     Investments (Note D)                                                   14,615         14,615
     Mineral Claims (Note E)                                                81,241         81,242
                                                                       -----------    -----------
                                                                            95,856         95,857

Equipment (Note F)                                                         134,095        152,219
                                                                       -----------    -----------

                                                                           234,639        248,153
                                                                       ===========    ===========

Liabilities
Current:
     Accounts payable                                                  $   236,641    $   185,415
     Due to shareholders (Note G)                                           22,693        343,934
     Short term notes (Note H)                                             379,797        354,042
                                                                       -----------    -----------

                                                                           639,131        883,391
                                                                       -----------    -----------

Shareholders' Deficiency
Share Capital:
     Authorized -
       50,000,000 Common shares with par value of $0.001
     Issued and Outstanding -
       17,506,815 (May 31, 2005 - 14,859,344) Common shares (Note I)        17,507         14,860
     Additional paid in capital                                          1,297,219        908,959
                                                                       -----------    -----------
                                                                         1,314,726        923,819

Deficit, accumulated during the development phase                       (1,682,941)    (1,565,702)
Other accumulated comprehensive loss                                       (36,276)         6,645
                                                                       -----------    -----------

                                                                          (404,491)      (635,238)
                                                                       -----------    -----------

                                                                       $   234,639    $   248,153
                                                                       ===========    ===========


   The accompanying notes are an integral part of these financial statements


                     FIRSTLINE ENVIRONMENTAL SOLUTIONS INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
       Six Months Ended November 30, 2005 and 2004 and for the Years Ended
     May, 31, 2005 and 2004 And for the Period from August 21, 1997 (date of inception) through November 30, 2005

                                                                                                                    Period from
                                                                                                                   August 21, 1997
                                                                                                                 (date of inception)
                                                 Six Months       Six Months       Year ended       Year ended        through
                                               Ended Nov 30,    Ended Nov 30,       May 31,          May 31,        November 30,
                                                    2005             2004             2005             2004             2005
                                               ---------------  ---------------  ---------------  ---------------  ---------------
                                                (unaudited)       (restated -      (restated -      (restated -      (restated -
                                                                  see Note M)      see Note M)      see Note M)      see Note M)
Revenue                                        $            -                -   $            -                -   $            -
                                               --------------------------------  --------------------------------  ---------------

Mineral exploration and development (recovery)        (27,105)          99,704           99,704           31,451          155,372
                                               --------------------------------  --------------------------------  ---------------

Operating Expenses
    Accounting and legal fees                          13,377            3,102           13,767           20,430           64,777
    Advertising and promotion                               -              796              796            1,848           25,921
    Amortization                                       15,226           19,021           38,041           41,356          223,242
    Auto expense                                            -            2,342            2,342            3,809           14,386
    Bank charges and interest                          37,518           34,210           68,402          181,037          423,438
    Consulting fees                                    55,198           78,150          107,943           31,288          204,962
    Contract work                                           -                -                -            1,415           22,329
    Foreign exchange                                        -                -                -                -          125,495
    Insurance                                               -                -                -              322            5,073
    Management fees                                    20,744           20,609           22,325           31,278          137,139
    Office and miscellaneous                            2,281              128              182           14,813          174,159
    Rent                                                    -              833            1,665            4,924           14,775
    Repairs and maintenance                                 -                -                -              380           11,852
    Telephone and utilities                                 -              348              591            4,718           10,220
    Travel                                                  -            1,036            1,036           11,209           18,145
                                               -----------------------------------------------------------------------------------

    Total operating expenses                          144,344          160,575          257,090          348,827        1,475,913
                                               ---------------  ---------------  ---------------  ---------------  ---------------

                                                      117,239          260,279          356,794          380,278        1,631,285

(Gain) loss on disposal of investment                       -                -           42,279           (9,309)          47,209
Writedown of assets                                         -           64,532                -           64,532           64,532
Loss on Disposal of Shares                                  -            1,685                -                -            1,685
                                               --------------------------------  --------------------------------  ---------------

Net Loss                                       $      117,239          326,496   $      399,073          435,501   $    1,744,711
                                               ================================  ================================  ===============

Net loss per weighted-average share -

    Basic and fully diluted                    $         0.01             0.03   $         0.03             0.03   $         0.18
                                               ===============  ===============  ===============  ===============  ===============

Weighted-average number of shares                  17,289,809       12,859,344       14,859,344       12,859,344        9,523,808
                                               ===============  ===============  ===============  ===============  ===============



   The accompanying notes are an integral part of these financial statements



                     FIRSTLINE ENVIRONMENTAL SOLUTIONS INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                Six Months Ended November 30, 2005 and 2004 and
                   for the Years Ended May, 31, 2005 and 2004
                     And for the Period from August 21, 1997
                 (date of inception) through November 30, 2005

                                                                                                                       Period from
                                                                                                                     August 21, 1997
                                                                                                                        (date of
                                                             Six             Six                                       inception)
                                                           Months           Months           Year           Year         through
                                                        Ended Nov 30,   Ended Nov 30,    Ended May 31,  Ended May 31,  November 30,
                                                            2005             2004            2005           2004           2005
                                                        --------------  ---------------  -------------  -------------  -------------
                                                         (unaudited)     (unaudited)      (restated -    (restated -     (restated -
                                                                                          see Note M)    see Note M)     see Note M)
Operating Activities
    Net loss                                          $      (117,239) $      (326,496) $    (399,073) $    (435,501) $  (1,744,711)
    Adjustments for:
      Amortization                                             15,226           19,021         38,041         41,356        215,629
      Shares issued for services                               50,000          100,000        100,000              -        256,160
      Shares issued for settlement of debt                    340,907                -              -        626,724      1,058,566
      Loss on disposal and write down of assets                     -                -         42,279         60,408        111,741

    Changes in non-cash working capital
      Increase (decrease) in accounts payable                  51,225            3,721          8,999         37,390        204,418
      Increase in short term notes                             25,755           45,745         91,490       (190,746)       374,357
      Increase (decrease) in amount due to shareholders      (321,241)         131,161        176,184       (109,535)        11,625
                                                        --------------  ---------------  -------------  -------------  -------------

Net cash used in operating activities                          44,633          (26,848)        57,920         30,096        487,785
                                                        --------------  ---------------  -------------  -------------  -------------

Investing Activities
    (Acquisition) disposal of mineral claims                        1          (23,895)       (23,895)             -        (81,241)
    Proceeds from redemption (acquisition) of investments           -                -              -         (6,120)       (63,509)
    Proceeds from disposal (acquisition) of equipment           2,898           (8,217)        (8,693)       (17,937)      (421,441)
                                                        --------------  ---------------  -------------  -------------  -------------

Net cash used in investing activities                           2,899          (32,112)       (32,588)       (24,057)      (566,191)

Foreign exchange included in other comprehensive loss         (42,921)               -        (22,405)       (43,099)       (26,193)
                                                        --------------  ---------------  -------------  -------------  -------------

Net Increase in Cash                                            4,610          (58,960)         2,927        (37,060)      (104,599)

Cash and equivalents, beginning                                    77           (2,850)        (2,850)        (8,889)             -
                                                        --------------  ---------------  -------------  -------------  -------------

Cash and cash equivalents, ending                       $       4,687   $      (61,810)  $         77   $    (45,949)  $   (104,599)
                                                        ==============  ===============  =============  =============  =============

    Cash and cash equivalents consists of cash and short term borrowings (bank overdraft)

Supplemental disclosure of non-cash transactions:

    Shares issued for services                          $      50,000                -        100,000              -        256,160
    Shares issued for settlement of debt                $     340,907                -              -        626,724      1,058,566





   The accompanying notes are an integral part of these financial statements


                     FIRSTLINE ENVIRONMENTAL SOLUTIONS INC.
                          (A Development Stage Company)
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY Period from
         August 21, 1997 (date of inception) through November 30, 2005

                                                                                          Deficit
                                                                                        accumulated
                                                                          Additional     during the        Other
                                                      Common Shares         paid-in     development    Comprehensive
                                                   Shares       Amount      capital        phase        (Loss) Gain       Total
                                                                                        -------------  --------------  -------------
                                                                                        (restated -     (restated -    (restated -
                                                                                        see Note M)     see Note M)    see Note M)

Balance at August 21, 1997                                  -  $      -  $          -  $           -  $            -  $           -

Common shares issued for incorporation,
  organizational, and business plan
  development services                              5,000,000  $  5,000                                                       5,000

Net loss for the period                                                                       (5,000)              -         (5,000)

Balance at May 31, 1999 and 2000                    5,000,000     5,000             -         (5,000)              -              -

Surrender and cancellation of common shares        (3,315,000)   (3,315)                                                     (3,315)

Common shares issued to acquire EchoDrive project  16,000,000    16,000        59,000                                        75,000

Net income for the year                                                                        3,315               -          3,315

Balance at May 31, 2001                            17,685,000    17,685        59,000         (1,685)              -         75,000

Net loss for the year                                                                       (274,113)                      (274,113)

Balance at May 31, 2002                            17,685,000    17,685        59,000       (275,798)              -       (199,113)

Surrender and cancellation of common shares on
  cancellation of EchoDrive project               (16,000,000)  (16,000)      (59,000)                                      (75,000)

Common shares issued to acquire
  Firstline Recovery Systems Inc.                   5,025,000     5,025                                                       5,025

Common shares issued in settlement of debt            951,000       951        89,984                                        90,935

Common shares issued for services rendered          1,657,500     1,658        97,792                                        99,450

Translation adjustment                                                                                       (21,246)       (21,246)
Net loss for the year                                                                       (455,330)                      (455,330)
                                                                                                                       -------------

Comprehensive loss                                                                                                         (476,576)
                                                --------------  --------  ------------  -------------  --------------  -------------

Balance at May 31, 2003                             9,318,500  $  9,319  $    187,776  $    (731,128) $      (21,246) $    (555,279)

Common shares issued in settlement of debt          3,540,844     3,541       623,183                                       626,724

Translation adjustment                                                                                        43,099         43,099
Net loss for the year                                                                       (435,501)                      (435,501)
                                                                                                                       -------------

Comprehensive loss                                                                                                         (392,402)
                                                --------------  --------  ------------  -------------  --------------  -------------

Balance at May 31, 2004                            12,859,344    12,860       810,959     (1,166,629)         21,853       (320,957)

Common shares issued for services rendered          2,000,000     2,000        98,000                                       100,000

Translation adjustment                                                                                       (15,208)       (15,208)
Net loss for the year                                                                       (399,073)                      (399,073)
                                                                                                                       -------------

Comprehensive loss                                                                                                         (414,281)

Balance at May 31, 2005                            14,859,344    14,860       908,959     (1,565,702)          6,645       (635,238)

Common shares issued in settlement of debt          2,147,471     2,147       338,760                                       340,907

Common shares issued for services rendered            500,000       500        49,500                                        50,000

Translation adjustment                                                                                       (42,921)       (42,921)
Net loss for period                                                                         (117,239)                      (117,239)
                                                                                                                       -------------

Comprehensive loss                                                                                                         (160,161)
                                                --------------  --------  ------------  -------------  --------------  -------------

Balance at November 30, 2005                       17,506,815  $ 17,507  $  1,297,219  $  (1,682,941) $      (36,276) $    (404,492)
                                                ==============  ========  ============  =============  ==============  =============



   The accompanying notes are an integral part of these financial statements

                     Firstline Environmental Solutions Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                November 30, 2005


Note A - Organization and Description of Business

These consolidated financial statements include the accounts of Firstline Environmental Solutions Inc. ("Company") which was incorporated on August 21, 1997 in accordance with the laws of the State of Florida and its wholly owned subsidiary Firstline Recovery Systems Inc. which was incorporated June 1, 1998 under the laws of British Columbia.

The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7, "Accounting and Reporting by Development Stage Enterprises". The Company's principle business is the acquisition and exploration of mineral resources. The Company has generated no significant operating revenues and has incurred cumulative operating losses of approximately $1,744,711 (May 31, 2005 - $1,565,702).


Note B - Going Concern

The Company is fully dependent upon either, the future sale of shares and/or advances or loans from controlling shareholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

There is no assurance that the Company will be able to obtain additional funding through the sales of additional shares or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company. It is the intent of management and controlling shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

Management has developed a business plan to address the Company's net capital deficiency. This includes raising capital through its current Offering Memorandum and optioning some of the company's mineral claims to other exploration companies. The Company is a publicly trading company on the Pink Sheets Exchange in the United States. Firstline Environmental Solutions Inc. is currently preparing documentation and disclosure statements for filing with the Securities Exchange Commission (SEC) to become a full reporting issuer on the OTC BB Exchange in the United States

Note C - Summary of Significant Accounting Policies

1.   Basis of Presentation

     These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year end is May 31. These consolidated financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

2.   Use of Estimates

     The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                                                       Continued

                     Firstline Environmental Solutions Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                November 30, 2005


Note C - Summary of Significant Accounting Policies (Continued)

3.   Basic and Diluted Net Income (Loss) Per Share

     The Company computes net income (loss) per share in accordance with FSAS No. 128 "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury method and convertible preferred shares using the if-converted method. In computing diluted EPS, the average shares price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of November 30 2005 and May 31, 2005, respectively, the Company's outstanding warrants are anti-dilutive due to operating losses.


4.   Comprehensive Income (Loss)

     SFAS No. 130 "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2005, the company has only foreign exchange adjustments arising from consolidating its wholly owned Canadian subsidiary that represent a comprehensive loss in the financial statements.


5.   Cash and Cash Equivalents

     The Company considers all highly-liquid investments with maturities of three months or less, at the time of issuance, to be cash and cash equivalents.


6.   Organization Costs

     The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organization and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

                                                                       Continued
                     Firstline Environmental Solutions Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                November 30, 2005


Note C - Summary of Significant Accounting Policies (continued)


7.   Financial Instruments

i)   Fair Values
     The fair values of cash, subscriptions receivable, accounts payable, bank indebtedness, short-term notes and amounts due to shareholders approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

ii)  Currency Risk
     The Company is exposed to currency risk from transactions undertaken in Canadian dollars. At November 30, 2005, substantially all of the Company's liabilities are denominated in Canadian dollars

8.   Mineral Properties

     Costs of exploration, carrying and retaining unproven mineral properties are expensed as incurred

9.   Advertising Expenses

     Advertising and marketing expenses are charged to operations as incurred.

10.  Income Taxes

     The asset and liability method is used when accounting for income taxes. The deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, comprising primarily of accumulated amortization and unutilized non-capital losses. The deferred tax asset is related solely to the Company's net operating loss carry forwards' and is fully reserved.

11.  Foreign Currency Translation

     The Company accounts for foreign currency transactions and translation of foreign currency financial statements under Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"). Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Financial statements of the Company's Canadian subsidiaries (see Note A) are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities. The Company's investments in the structural capital of the Canadian subsidiary have been recorded at the historical cost in U.S. dollars. The resulting gains or losses are reported as a separate component of stockholders' equity and comprehensive income. The functional currency of the Canadian subsidiaries is the local currency, the Canadian dollar.

                                                                       Continued
                      Firstline Environmental Solutions Inc
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                November 30, 2005


12.  Recent Accounting Pronouncements

     a. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 153 "Exchange of Non-monetary Assets - An Amendment of APB Opinion No. 29". The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the company's results of operations or financial position.

     b. In December 2004, the FASB issued SFAS No. 123R "Share Based Payment" ("SFAS123R") which is a revision of SFAS No. 123 "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transaction in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entities equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transaction in which an entity obtains employee services in share based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instrument issued. Public entities other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have material effect on the Company's results of operations or financial position.

     c. In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

                                                                       Continued
                      Firstline Environmental Solutions Inc
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                November 30, 2005


Note D - Investments

Investments consist of:

On March 26, 2002, the Company paid $14,615 (Cdn $20,000) to purchase an option to acquire 49% of the outstanding shares of Slate Creek Mining Company Ltd. for Cdn $1,000,000. The option expires March 26, 2007.

On May 17, 2002 the Company's subsidiary purchased a subscription to purchase 70,000 Class D Preferred shares of Fu Kwai Enterprises Ltd. for $51,150 ($Cdn 70,000). Fu Kwai Enterprises Ltd. is also a creditor of the subsidiary. Subsequently, Fu Kwai invoked a penalty clause in the loan canceling the subscription agreement. This resulted in a loss of $47,209.

Note E- Mineral claims

On May 15, 2005, the Company's subsidiary Firstline Recovery Systems Inc. assigned to the Company its interest in certain mineral claims in the province of British Columbia more particularly known and described from the BC Mining Title Office as Tenure numbers Mineral titles 506235, 506328,506333, 506335, 506336, 506337 for Burns Mountain, and Placer titles 374389, 514918 for Hawks Placer claim and Joytown Placer Claim in exchange for $81,242 (Cdn $102,002). These claims were originally acquired by the Company's subsidiary from various arm's length individuals as follows:

     Burns Mountain claims acquired through several transactions between 1998 and 2000 for $45,500.

     Gold Nugget claim, acquired November 26, 1999 for $11,847

     Esperanza/Hawk claims acquired April 15, 2004 for $23,895.

The Company has obtained geological evidence indicating that there are probable reserves located on the mineral claims and has capitalized the claims pending further development.

On July 30, 2005, the Company sold an option to Georgia International Mining Corporation ("Georgia") to purchase three mineral claims - Tenure Numbers 506335,506336 and506337 in exchange for $227,055 (Cdn $285,000) payable as follows: $27,884 (Cdn $35,000) which was paid at July 30, 2005, $99,586 (Cdn
$125,000) payable on June 30, 2006 and $99,586 (Cdn $125,000) payable on June
30, 2007. Additionally, Georgia will complete an exploration program within one year of becoming a publicly trading company. Due to the uncertainty of whether Georgia will be able to meet the terms of the option agreement, the Company will recognize the disposal of these claims when the conditions for certainty are met. Similarly, the Company will recognize revenue from the sale when funds have been received. The Company recognized a reduction of $1 on the mineral claims in August 2005 for the sale of this option.

US GAAP requires that mineral exploration expenditures be charged to the Statement of Operations in the period incurred. Cumulative exploration costs on these mineral claims are $155,372 (May 31, 2005 - $182,477).

                                                                       Continued
                      Firstline Environmental Solutions Inc
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                November 30, 2005


Note F- Equipment
                                                     November 30        May 31
                                     Accumulated        2005            2005
                           Cost      Amortization        Net            Net
                        --------     ------------    -----------     --------

Equipment               $357,337         $223,242     $134,095       $152,219

At May 31, 2004, the Company discussed with its insurance company the necessary coverage the Company should have over its equipment. The insurance company's representatives indicated that the fair value of the company's equipment was significantly lower than its carrying value. Based upon this, an impairment charge of $64,532 was recorded at May 31,2004.


Note G - Due to Shareholders

The amounts due to shareholders are non-interest bearing, due on demand and secured by promissory notes.


Note H - Short-Term Notes

Short-term notes bear interest at rates from 0% to 36% per annum and are expected to be repaid or converted to common stock within one year.

Note I - Common Share Transactions

On October 31, 1999, the Company issued 5,000,000 shares to cover the costs of the development of the Company's EchoDrive business plan. These costs were determined to be worth $5,000.

On June 25, 2000, the Company canceled an aggregate of 3,315,000 common shares issued on October 31, 1999. The Company then issued 16,000,000 shares to acquire 100% of the outstanding share of EchoDrive Ltd. This transaction was valued at $75,000 being the book value of EchoDrive. These actions caused the issued and outstanding shares to increase from 5,000,000 to 17,685,000.

On July 18, 2002, the Company sold the EchoDrive subsidiary back to its original shareholders in exchange for the 16,000,000 shares originally issued. The 16,000,000 share were then cancelled.

On November 18, 2002, the Company issued an aggregate of 7,633,500 common shares as follows: 5,025,000 shares to acquire its wholly owned subsidiary Firstline Recovery Systems Inc. valued at $5,025 being the book value of the subsidiary. 951,000 shares in settlement of the subsidiary's debt of $90,935 and 1,657,500 shares for services rendered for consulting services and exploration and development services on the Company's mineral claims valued at $99,450. Values were established through negotiations with the interested parties based upon an estimate of the potential value of the company's assets.

                                                                       Continued
                      Firstline Environmental Solutions Inc
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                November 30, 2005


Note I - Common Share Transactions - continued

On December 31, 2003, the Company issued an aggregate of 3,140,844 shares in settlement of the subsidiary's debt in the amount of $563,877 as per Debt Settlement Agreements with Firstline Recovery Systems Inc. Values were determined through negotiation with the interested parties and were based in part upon the underlying terms of the debt instruments surrendered and an estimate of the potential value of the company's assets.

On May 17, 2004, an aggregate of 400,000 shares valued at $62,847 issued as per Debt Extension Bonus and Management Bonus Agreement Values were determined based upon the terms of the debt extensions negotiated and the values established for issuing shares previously.

On November 15 and November 16, 2004, the Company issued an aggregate 1,500,000 shares and 500,000 shares, respectively, in accordance with its engagement agreement with Graydon Elliott Capital Corporation dated June 4, 2004. These shares were valued at $100,000 which was the expected value of the services Graydon Elliott was to provide based upon their customary fees.

On June 14, 2005, the Company issued 2,147,471 shares in settlement of debt valued at $340,907. Values were negotiated with the interested parties under the same basis as previous share for debt exchanges.

On June 14, 2005, the Company issued 500,000 shares in exchange for consulting services. The value was determined based upon the fees that would customarily be charged for such services.

Note J - Warrants

At November 30, 2005, the Company has the following warrants outstanding:

                 Number              Exercise Price        Expiry Date
                 ------              --------------        -----------

                114,814                  0.35               December 1, 2005
                297,000                  0.30               December 1, 2005
                145,187                  0.35               December 17, 2005
                 33,416                  0.35               February 15, 2006
                 40,000                  0.30               April 30, 2006
             ----------
                630,417

                                                                       Continued
                      Firstline Environmental Solutions Inc
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                November 30, 2005


Note J - Warrants  (Continued)

The warrants were issued as inducements for debt holders to extend or convert their debt. The warrants were valued using the Black Scholes Option Pricing Model. Share prices were determined as described in Note I to be in a range between $0.06 and $0.25. It is assumed that the interest rate is 3.75%, the dividend rate is nil and the volatility is 70%. As there is not an established market for the Company's shares the volatility of a similar company that is actively traded was used. It was determined that the financing charges represented by issuance of these warrants were not material.

Note K- Related Party Transactions

1. Amounts due from related parties are non-interest bearing and are due on demand.

2. Amounts due to shareholders and loan payable bear interest at rates ranging between 0 to 50% and are due on demand.

3.   Transactions during the year:

                                                   November 30       May 31,
                                                      2005            2005

            Interest                              $    35,804      $ 66,930
            Management fees                            50,000        22,325

Those transactions are in the normal course of operations and are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

4. During the year ended May 31, 2004, the Company issued 1,228,318 common shares to officers or principal shareholders of the Company in settlement of debt in the amount of $160,032 and provision of services.

     During the six months ended November 30, 2005, the Company issued 2,647,471 common shares of which, 2,147,471 were issued in settlement of debt in the amount of $340,907 and 500,000 were issued for the provision of services valued at $50,000.

                                                                       Continued
                      Firstline Environmental Solutions Inc
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                November 30, 2005

Note L - Income Taxes

As of May 31, 2005, the Company has a net operating loss carry-forward of approximately $1,605,260 to offset future taxable income. Subject to current regulations, these loss carry-forwards will expire between 2006 to 2017. The amount and availability of the net operating loss carry-forward may be subject to limitations set forth by the Internal Revenue Service and Canada Revenue Agency. Factors include various circumstances such as whether there is a deemed more than 50 percent change in control.

The Company has determined that it is more likely than not, that the tax benefit of approximately $578,000 from these losses carried will not be realized. As a result the company has taken a 100% valuation reserve against recording the deferred tax asset arising from these loss carryforwards

The Company is intending to sell Flow-Through shares, whereby the company renounces its exploration expenses to its investors. The renunciation of the exploration expenses provides a tax benefit to the Company's investors. At issuance, the Flow-Through shares will be valued at fair value. The excess of proceeds received over fair value will be recorded as a tax benefit liability. When the exploration expenses are renounced, the tax benefit liability will be allocated between deferred income taxes and deferred income tax liability at the prevailing corporate tax rate.

Note M - Restatement of financial statements

In November 2004 the company issued 2,000,000 common shares for management services. In January 2005 the company terminated the agreement because of perceived non-performance by the other party. These shares were then recorded as a subscription receivable as the Company intended for the other party to pay for the shares at the determined value of $100,000. In August 2005 the company readdressed the original issuance of these shares and determined that the other party had rendered sufficient services in consideration for these shares and directed the amount recorded as a subscription receivable be charged to consulting fees.

In August 2005 the Company also realized that it had made an error in the application of the translation methods to the subsidiaries foreign financial statements. Originally, during the years ended May 31, 2005 and May 31, 2004 the Company translated the foreign subsidiaries financial statements assuming that the functional currency of the subsidiary was the United States dollar. The Company changed its method of translation so that the functional currency of the foreign subsidiary was the Canadian dollar, effective as of June 1, 2005, which it should be. However, the functional currency of the foreign subsidiary should have been the Canadian dollar since fiscal 2002. Accordingly, the amounts previously recorded on the May 31, 2004 and 2005 financial statements as a foreign currency item on the income statement has now been changed to be a separate component of shareholders' deficiency and also a component of other comprehensive income. The consolidated balance sheets, consolidated statements of operations, changes in shareholders' equity and cash flows have been restated to effect these changes.

                                                                       Continued
                      Firstline Environmental Solutions Inc
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                November 30, 2005

Note M - Restatement of financial statements (continued)

The following presents the effect on the Company's previously issued financial statements for the years ended May 31, 2005 and 2004:

Balance sheet as at May 31, 2005 -

                                      Previously       Increase
                                       Reported       (Decrease)     Restated
                                       --------       ----------     --------
   Subscription receivable           $   100,000    $  (100,000)   $         0
   Accounts payable                      183,733          1,684        185,415
   Deficit                            (1,457,373)      (108,329)    (1,565,702)
   Accumulated comprehensive loss              0          6,645          6,645

Statement of operations for the year ended May 31, 2005 -

                                      Previously       Increase
                                       Reported       (Decrease)      Restated
                                       --------       ----------      --------
      Foreign exchange                $   15,208     ($  15,208)     $       0
      Consulting fees                      7,943        100,000        107,943
      Total operating expenses           172,298         84,792        257,090
      Net Loss                          (314,281)       (84,792)      (399,073)
      Net loss per share                  (0.023)        (0.007)         (0.03)

Statement of cash flows for the year ended May 31, 2005 -

                                            Previously    Increase
                                             Reported    (Decrease)    Restated
                                             --------    ----------    --------
   Net loss                                ($ 314,281)   ($ 84,792)  ($ 399,073)
   Increase in subscription receivable        100,000     (100,000)           0
   Net cash used in operating activities      (64,618)     122,538       57,920
   Foreign exchange                            15,208      (37,613)     (22,405)


Statement of changes in shareholders' deficiency for the year ended
May 31, 2005 -

                                       Previously       Increase
                                        Reported       (Decrease)     Restated
                                        --------       ----------     --------
   Net loss for the year               ($314,281)       (84,792)     ($399,073)
   Translation adjustment                      0        (15,208)       (15,208)
   Deficit as at May 31, 2005         (1,457,374)      (108,328)    (1,565,702)
   Other comprehensive loss                    0          6,645          6,645
   Total - May 31, 2005                 (533,556)      (101,682)      (635,238)

                                                                       Continued
                      Firstline Environmental Solutions Inc
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                November 30, 2005

Note M - Restatement of financial statements (continued)

Balance sheet as at May 31, 2004 -

                                       Previously      Increase
                                        Reported      (Decrease)       Restated
                                        --------      ----------       --------
   Accounts payable                    $ 181,567           1684         183,251
   Deficit                            (1,143,093)       (23,536)     (1,166,629)
   Accumulated comprehensive loss              0         21,853          21,853

Statement of operations for the year ended May 31, 2004 -

                                       Previously      Increase
                                        Reported      (Decrease)      Restated
                                        --------      ----------      --------
   Foreign exchange                    ($ 43,099)      $ 43,099       $      0
   Total operating expenses              305,728         43,099        348,827
   Net Loss                             (392,402)       (43,099)      (435,501)
   Net loss per share                      0.037          0.003           0.04

Statement of cash flows for the year ended May 31, 2004 -

                                       Previously      Increase
                                        Reported      (Decrease)      Restated
                                        --------      ----------      --------
   Net loss                           ($ 392,402)     ($ 43,099)   ($  435,501)
   Foreign exchange                      (43,099)        43,099              0
   Foreign exchange translation                0        (43,099)       (43,099)

Statement of changes in shareholders' deficiency for the year ended
May 31, 2004 -

                                       Previously      Increase
                                        Reported      (Decrease)      Restated
                                        --------      ----------      --------
   Net loss for the year               ($392,402)    ($  43,099)     ($435,501)
   Translation adjustment                      0        (43,099)       (43,099)
   Deficit as at May 31, 2004         (1,143,093)       (23,536)    (1,166,629)
   Other comprehensive gain                    0         21,853         21,853
   Total - May 31, 2004                 (319,275)        (1,682)      (320,957)


Statement of changes in shareholders' deficiency for the year ended
May 31, 2003 -

                                       Previously      Increase
                                        Reported      (Decrease)       Restated
                                        --------      ----------       --------
   Net loss for the year               ($476,576)       $21,246      ($455,330)
   Translation adjustment                      0        (21,246)       (21,246)
   Deficit as at May 31, 2003           (750,689)        19,561       (731,128)
   Other comprehensive  loss                   0        (21,246)       (21,246)
   Total - May 31, 2003                 (553,595)        (1,684)      (555,279)

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Overview

Except for the historical information contained herein, the following discussion contains forward -looking statements that are subject to risks and un certainties. Actual results may differ substantially from those referred to herein. The following discussion should be read with the audited financial statements of Firstline Environmental Solutions Inc.

Corporate History

Firstline Environmental Solutions Inc., was incorporated on August 27, 1977 under the laws of the State of Florida, under the name of Project I Corp. On October 18, 2001 the Company changed its name to Firstline Environmental Solutions Inc. On July 18, 2002 Firstline Environmental Solutions Inc., conducted a reverse takeover with Firstline Recovery Systems Inc., which is now a wholly owned subsidiary of Firstline Environmental Solution Inc

Current Business

In May of 2005 the wholly owned subsidiary, Firstline Recovery Systems Inc.
(FLRS) transferred 100% of its mining properties to the parent Company, Firstline Environmental Solutions Inc. As management reviewed its short and long term plans, management believes it would be easier for the parent Company to raise capital rather than its wholly owned subsidiary. Firstline Environmental's main focus will be continuing to develop its mining properties, specifically Burn's Mountain, through recommendations from its geologist and other professionals.

Firstline Recovery Systems Inc., the wholly own subsidiary will also continue to develop its environmental friendly mineral product "magnetite", (or "ecoblast") which was recently introduced to the Blast Abrasive industry. Recent environmental regulations throughout North America have restricted the use of traditional abrasives like silica sand and other abrasive blasting material. Firstlines' blended magnetite products meets the required industry standards as a more environmentally friendly product. Further research is needed for the preparations and costs for full production to meet market demand.

Mineral Rights Option Agreement

In July 2005, Firstline Environmental Solutions Inc., entered into an option to Purchase Agreement with Georgia International Mining Corporation, whereby the Company has optioned to Georgia International Mining Corporation three mineral tenures of the Companies six mineral tenures located near Wells, British Columbia, Canada.

The option sale price is $285,000.00 Canadian funds of which $35,000.00 was received as a non refundable deposit, leaving the balance to purchase of $250,000.00 , which will be paid by way of two balloon payments one on June 15, 2006 of $ 125,000.00 and the remaining balance of $125,000.00 to be paid on June 15,2007

The said funds once realized will be expended toward further exploration and development of the remaining three mineral tenures

Mineral Exploration Program

During the last few years Firstline Environmental Solutions primarily engaged in the mining exploration industry by way of funding its wholly owned subsidiary to develop its mineral claims.

The Company's latest Geological report prepared by Robert Reid, P.GEO suggests very strong mineral anomalies in the examined area. The positive results obtained from the explored area have indicated two primary areas that require further investigation. This is the recommended starting point for a program which should also include exploration of the remainder of the property, which to date is either under or unexplored. The subject mineral claims encompass 9,749 Acres or ( 3,947 hectares ) , located in the Cariboo Region of Northern British Columbia , Canada ,and more specifically ,45 miles east of Quesnel along Highway 26 toward the historic gold rush town of Barkerville. The Burns Group mineral tenure numbers are 506325, 596328, 506333, 506335.506336, and 506337. As per the
option agreement, 506335, 506336 and 506337 are under the "option to purchase" agreement with Georgia International Mining Corporation.

Permits

Management is presently submitting a "Notice of Work" to the BC Ministry of Energy And Mines to obtain a work permit on the subject mineral claims. We are hoping to commence exploration work on or before May, 2006.

Further, management anticipates being able to raise sufficient capital over the next 12 months in order to continue as a going concern. Such additional capital will be solicited by private funding, public funding and through equity sale of securities. Management anticipates to raise up to $ 500,000.00 USD in order to successfully implement our exploration works program and other associated costs. Further until such time as we begin to generate sufficient revenue, the Company will be reliant upon the proceeds from the sales of the Companies Securities and other forms financing

The estimated budget for the next 12 months is as follows:

Administration                             $ 45,000.00
Sub-Contracting of drilling cost            160,000.00
Trenching and sampling                       55,000.00
Prospecting                                  25,000.00
Preliminary test works,                      30,000.00
Analysis and geochemical assaying            40,000.00
Mineral Claims &assessment fees              30,000.00
Field administration                         10,000.00
National Instrument 43-101 report            10,000.00
General Working Capital                      95,000.00

Total Use of Proceeds                     $ 500,000.00

The above dollar amount required does not take into account other consideration of any sales of property claims or sale of precious metals, in which the gain or loss is recognized in income.


Results Of Operations - Firstline Environmental Solutions Inc.
Three Months Ended November 30, 2005

During the six months ended November 30, 2005, Firstline recorded a net loss of $117,239 as compared to a loss of $326,496 for the six months ended November 30, 2004. This is a decrease in the loss of approximately $210,000. The loss is less than $0.01 per common share. Firstline has not yet generated any revenues from its Mineral Exploration Program. The $144,000 in total expenses consists mainly of: accrued interest on short term notes, professional fees and consulting fees.

As of November 30, 2005, Firstline had total liabilities of $639,130 consisting of $236,640 in accounts payable and accrued liabilities, $22,693 due to shareholders and $379,797 in promissory notes. Liabilities reduced approximately $244,000 from 2004 due to $343,934 of promissory notes being converted to shares, less the increase in accounts payables and short term notes of $51,000 and $25,000 respectively.

Firstline's current assets at November 30, 2005, consisted of $4,687 in cash which increased from $77 as of May 31, 2005. Total assets as of November 30, 2005 were $234,639 with Mineral claims for Burns Mountain recorded at $81,241 and Investments of $14,615 for the Company's option to purchase 49% of the outstanding shares of Slate Creek Mining Company Ltd. fo $1,000,000 Canadian, which expires March 26, 2007.


Liquidity and Capital Resources

The Company's assets are recorded at the lower of cost or market value. The total assets at November 30, 2005 were $234,639 net of amortization. The majority of Firstline's assets are long-term in nature and thus considered to be of lower liquidity. The Company's cash inflow has been generated mainly from shareholder loans, short-term loans and issuance of common stock with minimal revenues and government incentive programs since inception.


Management continually reviews its overall capital and funding needs to ensure that the capital base can support the estimated needs of the business. These reviews take into account current business needs as well as the Company's future capital requirements. Based upon these reviews, to take advantage of strong market conditions and to fully implement our expansion strategy, management believes that the Company will continue to increase our net capital through the proceeds from sales of our securities. The Company currently maintains minimal cash balances and is funded by management and shareholder loans to satisfy monthly cash requirements in the interim of raising external funding.


The Company cannot currently meet its cash requirements without, future sale of shares or its current management and/or advances or loans from controlling shareholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase. There is no assurance that the Company will be able to obtain additional funding through the sales of additional shares or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company. It is the intent of management and controlling shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. Management has developed a business plan to address the company's net capital deficiency. This includes raising capital through its current Offering Memorandum and optioning some of the company's mineral claims to other exploration companies.

Forward-Looking Statements

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause a deviation or divergence from the anticipated results or expectations contained in the forward looking statements and the Company's actual results. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include but are not limited to the following: lack of operating capital, revenue and capital resources; reliance upon joint venture members to provide technical and financial expertise to operations; the ability of the Company to access an economically viable energy deposit; the ability of the Company to recover natural resources, if found, and to deliver them to a refiner or distributor in an economically viable manner.

Item 3. Controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has concluded that the disclosure controls and procedures are effective in reaching that level of assurance. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                                     PART II
                                OTHER INFORMATION


Item 1.   Legal Proceedings.      None.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information. None

Item 6.   Exhibits and Reports on Form 8-K.

(i)      Exhibits


Item 1.     Index to Exhibits

Exhibit No.  Identification of Exhibit
-----------  -------------------------
3.1          Articles of Incorporation *
3.2          Articles of Amendment dated March 1, 2000 *
3.3          Articles of Amendment dated October 19, 2001 *
4.1          Form of Specimen of Common Stock *
4.2          Form of 2003 Debt Settlement Agreement *
4.3          Form of 2005 Common Stock Purchase Warrant *
10.1         Intellectual Property Assignment Agreement dated June 4, 1998 *
10.2         Pro Act Management Consulting Contract *
10.3         Georgia International Mining Option Agreement dated July 30, 2005 *
10.4         Golden Spike Agreement dated March 26, 2002 **
31.1 Rule 13a-14(a) Certification of Tom Hatton, President and Chief Executive Officer
31.2 Rule 13a-14(a) Certification of Dorlyn Evancic, Treasurer, Chief Financial Officer
32.1         Certification Pursuant to 18 U.S.C. Section 1350 of Tom Hatton.
32.2         Certification Pursuant to 18 U.S.C. Section 1350 of Dorlyn Evancic.

* Incorporated by Reference from Form 10-SB Registration Statement filed on September 13, 2005

** Incorporated by Reference from Form 10-SB/A Registration Statement filed on November 2, 2005




(ii) Reports

The following reports on Form 8-K were filed during the period covered by this report: None


SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto, duly authorized.

FIRSTLINE ENVIRONMENTAL SOLUTIONS INC.

DATE: January 13, 2006


By: /s/ TOM HATTON
----------------------
Tom Hatton, President, Director
and Chief Executive Officer