Form 10QSB
period 2006-02-28
Firstline Environmental Solutions Inc.
filed 2006-04-14
CIK 1338118

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the nine month period ended February 28, 2006

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act
          For the transition period from _________ to ____________

          Commission file number:  000-51523

                              GEMCO MINERALS, INC..
                      ------------------------------------
                 (Name of Small Business Issuer in its Charter)

               Florida
               ------                                       -----------
   (State or other Jurisdiction                           (IRS Employer
of Incorporation or Organization)                        Identification No.)

          #203 - 20189  56th Avenue, Langley, British Columbia, Canada
          ------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 1-866-848-2940
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                     FIRSTLINE ENVIRONMENTAL SOLUTIONS INC.
               -------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed from Last Report)

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

           [ ] Yes [X] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

          Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 5, 2006, the Registrant had 17,506,815 shares of common stock, $0.001 par value, outstanding.

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

Item 3.   Defaults Upon Senior Securities...............................6

Item 4.   Submission of Matters to a Vote of Security Holders...........6

Item 5.   Other Information............................................ 6

Item 6.   Exhibits and Reports on Form 8-K..............................6

SIGNATURES..............................................................7

Item 1.   Financial Statements.

                     FIRSTLINE ENVIRONMENTAL SOLUTIONS INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                       February 28, 2006 and May 31, 2005



                                                                       February 28       May 31,
                                                                           2006           2005
                                                                       (unaudited)     (restated -
                                                                                       see Note M)
                                                                       -----------    -----------
Asset
Current:
     Cash                                                              $     1,382    $        77
                                                                       -----------    -----------

Long-term:
     Investments (Note D)                                                   14,615         14,615
     Mineral Claims (Note E)                                                81,241         81,242
                                                                       -----------    -----------
                                                                            95,856         95,857

Equipment (Note F)                                                         122,887        152,219
                                                                       -----------    -----------

                                                                           220,125        248,153
                                                                       ===========    ===========

Liabilities
Current:
     Accounts payable                                                  $   290,834    $   185,415
     Due to shareholders (Note G)                                           31,890        343,934
     Short term notes (Note H)                                             389,792        354,042
                                                                       -----------    -----------

                                                                           712,517        883,391

Shareholders' Deficiency
Share Capital:
     Authorized -
       50,000,000 Common shares with par value of $0.001
     Issued and Outstanding -
       17,506,815 (May 31, 2005 - 14,859,344) Common shares (Note I)        17,507         14,860
     Aditional paid in capital                                           1,297,219        908,959
                                                                       -----------    -----------
                                                                         1,314,726        923,819

Deficit, accumulated during the development phase                       (1,730,797)    (1,565,702)
Other accumulated comprehensive loss                                       (76,320)         6,645
                                                                       -----------    -----------

                                                                          (492,391)      (635,238)
                                                                       -----------    -----------
                                                                       $   220,125    $   248,153
                                                                       ===========    ===========


        The accompanying notes are an integral part of these statements


                     FIRSTLINE ENVIRONMENTAL SOLUTIONS INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
            Nine Months Ended February 28, 2006 and 2005 and for the
                       Years Ended May, 31, 2005 and 2004
           And for the Period from August 21, 1997 (date of inception)
                           through February 28, 2006

                                                                                                               Period from
                                                                                                             August 21, 1997
                                                                                                           (date of inception)
                                                Nine Months      Nine Months    Year ended     Year ended        through
                                               Ended Feb 28,    Ended Feb 28,    May 31,         May 31,        February 28,
                                                    2006             2005          2005           2004             2006
                                                 ------------    ------------   ------------   ------------    ------------
                                                (unaudited)      (unaudited)    (restated -     (restated -     (restated -
                                                                                see Note M)     see Note M)     see Note M)
Revenue                                          $         --              --   $         --             --    $         --
                                                 ------------    ------------   ------------   ------------    ------------

Mineral exploration and development (recovery)        (20,730)         99,704         99,704         31,451         161,747
                                                 ------------    ------------   ------------   ------------    ------------

Operating Expenses
    Accounting and legal fees                          18,001           3,102         13,767         20,430          69,401
    Advertising and promotion                              --             796            796          1,848          25,921
    Amortization                                       22,839          28,531         38,041         41,356         230,855
    Auto expense                                           --           2,342          2,342          3,809          14,386
    Bank charges and interest                          57,216          51,315         68,402        181,037         443,136
    Consulting fees                                    55,259         103,150        107,943         31,288         205,023
    Contract work                                          --              --             --          1,415          22,329
    Foreign exchange                                       --              --             --             --         125,495
    Insurance                                              --              --             --            322           5,073
    Management fees                                    29,498          20,609         22,325         31,278         145,893
    Office and miscellaneous                            2,389             182            182         14,813         174,267
    Rent                                                   --           1,665          1,665          4,924          14,775
    Repairs and maintenance                                --              --             --            380          11,852
    Telephone and utilities                               184             348            591          4,718          10,404
    Travel                                                439           1,036          1,036         11,209          18,584
                                                 ------------    ------------   ------------   ------------    ------------

    Total operating expenses                          185,825         213,077        257,090        348,827       1,517,394
                                                 ------------    ------------   ------------   ------------    ------------

                                                      165,095         312,781        356,794        380,278       1,679,141

(Gain) loss on disposal of investment                      --              --         42,279         (9,309)         47,209
Writedown of assets                                        --              --             --         64,532          64,532
Loss on Disposal of Shares                                 --              --             --             --           1,685
                                                 ------------    ------------   ------------   ------------    ------------

Net Loss                                         $    165,095         312,781   $    399,073        435,501    $  1,792,567
                                                 ============    ============   ============   ============    ============

Net loss per weighted-average share -

    Basic and fully diluted                      $       0.01          0.02 $           0.03         0.03 $            0.19
                                                 ============    ============   ============   ============    ============

Weighted-average number of shares                  17,361,350      12,859,344     14,859,344     12,859,344       9,596,071
                                                 ============    ============   ============   ============    ============


        The accompanying notes are an integral part of these statements

                     FIRSTLINE ENVIRONMENTAL SOLUTIONS INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            Nine Months Ended February 28, 2006 and 2005 and for the
                       Years Ended May, 31, 2005 and 2004
           And for the Period from August 21, 1997 (date of inception)
                           through February 28, 2006


                                                                                                                       Period from
                                                                                                                     August 21, 1997
                                                                                                                        (date of
                                                                                                                        inception)
                                                         Nine Months     Nine Months      Year ended     Year ended      through
                                                        Ended Feb 28,   Ended Feb 28,      May 31,        May 31,      February 28,
                                                            2006             2005            2005           2004           2006
                                                        --------------  ---------------  -------------  -------------  -------------
                                                         (unaudited)     (unaudited)     (restated -    (restated -    (restated -
                                                                                         see Note M)    see Note M)    see Note M)
Operating Activities
    Net loss                                          $      (165,095)  $     (312,781)  $   (399,073)  $   (435,501)  $ (1,792,567)
    Adjustments for:
      Amortization                                             22,839           28,531         38,041         41,356        215,629
      Shares issued for services                               50,000          100,000        100,000              -        256,160
      Shares issued for settlement of debt                    340,907                -              -        626,724      1,058,566
      Loss on disposal and write down of assets                     -                -         42,279         60,408        111,741

    Changes in non-cash working capital
      Increase (decrease) in accounts payable                 105,419            5,721          8,999         37,390        204,418
      Increase in short term notes                             35,750           91,490         91,490       (190,746)       374,357
      Increase (decrease) in amount due to shareholders      (312,044)         176,184        176,184       (109,535)        11,625
                                                        --------------  ---------------  -------------  -------------  -------------

Net cash used in operating activities                          77,777           89,145         57,920         30,096        439,929
                                                        --------------  ---------------  -------------  -------------  -------------

Investing Activities
    (Acquisition) disposal of mineral claims                        1          (23,895)       (23,895)             -        (81,241)
    Proceeds from redemption (acquisition) of investments           -                -              -         (6,120)       (63,509)
    Proceeds from disposal (acquisition) of equipment           6,493           (8,217)        (8,693)       (17,937)      (421,441)
                                                        --------------  ---------------  -------------  -------------  -------------

Net cash used in investing activities                           6,494          (32,112)       (32,588)       (24,057)      (566,191)

Foreign exchange included in other comprehensive loss         (82,965)               -        (22,405)       (43,099)       (26,193)
                                                        --------------  ---------------  -------------  -------------  -------------

Net Increase in Cash                                            1,305           57,033          2,927        (37,060)      (152,455)

Cash and equivalents, beginning                                    77           (2,850)        (2,850)        (8,889)             -
                                                        --------------  ---------------  -------------  -------------  -------------

Cash and cash equivalents, ending                       $       1,382   $       54,183   $         77   $    (45,949)  $   (152,455)
                                                        ==============  ===============  =============  =============  =============

    Cash and cash equivalents consists of cash and short term borrowings (bank overdraft)

Supplemental disclosure of non-cash transactions:

    Shares issued for services                        $        50,000                -        100,000              -        256,160
    Shares issued for settlement of debt              $       340,907                -              -        626,724      1,058,566




         The accompanying notes are an integral part of these statements



                                                                    "Exhibit "D"
                     FIRSTLINE ENVIRONMENTAL SOLUTIONS INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
   Period from August 21, 1997 (date of inception) through February 28, 2006


                                                                                          Deficit
                                                                                        accumulated
                                                                          Additional     during the        Other
                                                Common Shares               paid-in     development    Comprehensive
                                                   Shares       Amount      capital        phase        (Loss) Gain       Total
                                                                                        -------------  --------------  -------------
                                                                                        (restated -     (restated -    (restated -
                                                                                        see Note M)     see Note M)    see Note M)

Balance at August 21, 1997                                  -  $      -  $          -  $           -  $            -  $           -

Common shares issued for incorporation,
  organizational, and business plan
  development services                              5,000,000  $  5,000                                                       5,000

Net loss for the period                                                                       (5,000)              -         (5,000)

Balance at May 31, 1999 and 2000                    5,000,000     5,000             -         (5,000)              -              -

Surrender and cancellation of common shares        (3,315,000)   (3,315)                                                     (3,315)

Common shares issued to acquire EchoDrive project  16,000,000    16,000        59,000                                        75,000

Net income for the year                                                                        3,315               -          3,315

Balance at May 31, 2001                            17,685,000    17,685        59,000         (1,685)              -         75,000

Net loss for the year                                                                       (274,113)                      (274,113)

Balance at May 31, 2002                            17,685,000    17,685        59,000       (275,798)              -       (199,113)

Surrender and cancellation of common shares on
  cancellation of EchoDrive project               (16,000,000)  (16,000)      (59,000)                                      (75,000)

Common shares issued to acquire
  Firstline Recovery Systems Inc.                   5,025,000     5,025                                                       5,025

Common shares issued in settlement of debt            951,000       951        89,984                                        90,935

Common shares issued for services rendered          1,657,500     1,658        97,792                                        99,450

Translation adjustment                                                                                       (21,246)       (21,246)
Net loss for the year                                                                       (455,330)                      (455,330)
                                                                                                                       -------------

Comprehensive loss                                                                                                         (476,576)
                                                --------------  --------  ------------  -------------  --------------  -------------

Balance at May 31, 2003                             9,318,500  $  9,319  $    187,776  $    (731,128) $      (21,246) $    (555,279)

Common shares issued in settlement of debt          3,540,844     3,541       623,183                                       626,724

Translation adjustment                                                                                        43,099         43,099
Net loss for the year                                                                       (435,501)                      (435,501)
                                                                                                                       -------------

Comprehensive loss                                                                                                         (392,402)
                                                --------------  --------  ------------  -------------  --------------  -------------

Balance at May 31, 2004                            12,859,344    12,860       810,959     (1,166,629)         21,853       (320,957)

Common shares issued for services rendered          2,000,000     2,000        98,000                                       100,000

Translation adjustment                                                                                       (15,208)       (15,208)
Net loss for the year                                                                       (399,073)                      (399,073)
                                                                                                                       -------------

Comprehensive loss                                                                                                         (414,281)

Balance at May 31, 2005                            14,859,344    14,860       908,959     (1,565,702)          6,645       (635,238)

Common shares issued in settlement of debt          2,147,471     2,147       338,760                                       340,907

Common shares issued for services rendered            500,000       500        49,500                                        50,000

Translation adjustment                                                                                       (82,965)       (82,965)
Net loss for period                                                                         (165,095)                      (165,095)
                                                                                                                       -------------

Comprehensive loss                                                                                                         (248,060)
                                                --------------  --------  ------------  -------------  --------------  -------------

Balance at February 28, 2006                       17,506,815  $ 17,507   $ 1,297,219   $ (1,730,797)  $     (76,320)  $   (492,391)
                                                ==============  ========  ============  =============  ==============  =============


         The accompanying notes are an integral part of these statements

                                                                     Exhibit "E"
                     Firstline Environmental Solutions Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                February 28, 2006


Note A - Organization and Description of Business

These consolidated financial statements include the accounts of Firstline Environmental Solutions Inc. ("Company") which was incorporated on August 21, 1997 in accordance with the laws of the State of Florida and its wholly owned subsidiary Firstline Recovery Systems Inc. which was incorporated June 1, 1998 under the laws of British Columbia.

The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7, "Accounting and Reporting by Development Stage Enterprises". The Company's principle business is the acquisition and exploration of mineral resources. The Company has generated no significant operating revenues and has incurred cumulative operating losses of approximately $1,792,567 (May 31, 2005 - $1,565,702).


Note B - Going Concern

The Company is fully dependent upon either, the future sale of shares or its current management and/or advances or loans from controlling shareholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

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

                                                                     Exhibit "E"
                                                                       Continued

                     Firstline Environmental Solutions Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2006


Note C - Summary of Significant Accounting Policies (Continued)

3.   Basic and Diluted Net Income (Loss) Per Share

     The Company computes net income (loss) per share in accordance with FSAS No. 128 "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury method and convertible preferred shares using the if-converted method. In computing diluted EPS, the average shares price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of February 28, 2006 and May 31, 2005, respectively, the Company's outstanding warrants are anti-dilutive due to operating losses.


4.   Comprehensive Income (Loss)

     SFAS No. 130 "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2006, the company has only foreign exchange adjustments arising from consolidating its wholly owned Canadian subsidiary that represent a comprehensive loss in the financial statements.


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

                                                                     Exhibit "E"
                                                                       Continued
                     Firstline Environmental Solutions Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2006


Note C - Summary of Significant Accounting Policies (continued)


7.   Financial Instruments

     i)   Fair Values

     The fair values of cash, subscriptions receivable, accounts payable, bank indebtedness, short-term notes and amounts due to shareholders approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

     ii)  Currency Risk

     The Company is exposed to currency risk from transactions undertaken in Canadian dollars. At February 28, 2006, substantially all of the Company's liabilities are denominated in Canadian dollars

8.   Mineral Properties

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

                                                                     Exhibit "E"
                                                                       Continued

                      Firstline Environmental Solutions Inc
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2006


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

                                                                     Exhibit "E"
                                                                       Continued

                      Firstline Environmental Solutions Inc
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2006


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

     Burns Mountain claims acquired through several transactions between 1998 and 2000 for $69,395.

     Joytown and Hawk claims, acquired November 26, 1999 for $11,847

The Company has obtained geological evidence indicating that there are probable reserves located on the mineral claims and has capitalized the claims pending further development.

On July 30, 2005, the Company sold an option to Georgia International Mining Corporation ("Georgia") to purchase three mineral claims - Tenure Numbers 506335,506336 and506337 in exchange for $227,055 (Cdn $285,000) payable as follows: $27,884 (Cdn $35,000) which was paid at July 30, 2005, $99,586 (Cdn
$125,000) payable on June 30, 2006 and $99,586 (Cdn $125,000) payable on June
30, 2007. On March 6, 2006, the Company entered into an Amendment to the Option Agreement whereby the payment dates were extended by one year to June 30, 2007 and June 30, 2008 respectively. Additionally, Georgia will complete an exploration program within one year of becoming a publicly trading company. Due to the uncertainty of whether Georgia will be able to meet the terms of the option agreement, the Company will recognize the disposal of these claims when the conditions for certainty are met. Similarly, the Company will recognize revenue from the sale when funds have been received. The Company recognized a reduction of $1 on the mineral claims in August 2005 for the sale of this option.

US GAAP requires that mineral exploration expenditures be charged to the Statement of Operations in the period incurred. Cumulative exploration costs on these mineral claims are $161,747 (May 31, 2005 - $182,477).

                                                                     Exhibit "E"
                                                                       Continued

                      Firstline Environmental Solutions Inc
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2006


Note F- Equipment
                                                      February      May 31
                                     Accumulated        2006         2005
                           Cost      Amortization        Net          Net

Equipment               $357,337       $223,242       $134,095     $152,219


At May 31, 2004, the Company discussed with its insurance company the necessary coverage the Company should have over its equipment. The insurance company's representatives indicated that the fair value of the company's equipment was significantly lower than its carrying value. Based upon this, an impairment charge of $64,532 was recorded at May 31, 2004.


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

                                                                     Exhibit "E"
                                                                       Continued

                      Firstline Environmental Solutions Inc
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2006


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

Note J - Warrants

At February 28, 2006, the Company has the following warrants outstanding:

                  Number                Exercise Price        Expiry Date

                  40,000                     0.30            April 30, 2006
                  ------
                  40,000

                                                                     Exhibit "E"
                                                                      Continued

                      Firstline Environmental Solutions Inc
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2006


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

Note K- Related Party Transactions

     1. Amounts due from related parties are non-interest bearing and are due on demand.

     2. Amounts due to shareholders and loan payable bear interest at rates ranging between 0 to 50% and are due on demand.

     3.   Transactions during the year: February May 31, 2006 2005

          Interest                                $    53,892    $   66,930
          Management fees                              50,000        22,325

Those transactions are in the normal course of operations and are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

4. During the year ended May 31, 2004, the Company issued 1,228,318 common shares to officers or principal shareholders of the Company in settlement of debt in the amount of $160,032 and provision of services.

     During the nine months ended February 28, 2006, the Company issued 2,647,471 common shares of which, 2,147,471 were issued in settlement of debt in the amount of $340,907 and 500,000 were issued for the provision of services valued at $50,000.

                                                                     Exhibit "E"
                                                                       Continued

                      Firstline Environmental Solutions Inc
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2006

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

                                                                     Exhibit "E"
                                                                       Continued

                      Firstline Environmental Solutions Inc
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2006


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

                                                                     Exhibit "E"
                                                                      Continued
                      Firstline Environmental Solutions Inc
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2006

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Overview
--------
Except for the historical information contained herein, the following discussion contains forward -looking statements that are subject to risks and un certainties. Actual results may differ substantially from those referred to herein. The following discussion should be read with the audited financial statements of Firstline Environmental Solutions Inc.

Corporate History
-----------------
Firstline Environmental Solutions Inc., was incorporated on August 27, 1977 under the laws of the State of Florida, under the name of Project I Corp. On October 18, 2001 the Company changed its name to Firstline Environmental Solutions Inc. On July 18, 2002 Firstline Environmental Solutions Inc., conducted a reverse takeover with Firstline Recovery Systems Inc., which is now a wholly owned subsidiary of Firstline Environmental Solution Inc

Current Business
----------------
In May of 2005 the wholly owned subsidiary, Firstline Recovery Systems Inc.
(FLRS) transferred 100% of its mining properties to the parent Company, Firstline Environmental Solutions Inc. As management reviewed its short and long term plans, management believes it would be easier for the parent Company to raise capital rather than its wholly owned subsidiary. Firstline Environmental's main focus will be continuing to develop its mining properties, specifically Burn's Mountain, through recommendations from its geologist and other professionals.

Firstline Recovery Systems Inc., the wholly owned subsidiary will also continue to develop its environmental friendly mineral product "magnetite", (or "ecoblast") which was recently introduced to the Blast Abrasive industry. Recent environmental regulations throughout North America have restricted the use of traditional abrasives like silica sand and other abrasive blasting material. Firstlines' blended magnetite products meets the required industry standards as a more environmentally friendly product. Further research is needed for the preparations and costs for full production to meet market demand.

Mineral Rights Option Agreement
-------------------------------
In July 2005, Firstline Environmental Solutions Inc., entered into an option to Purchase Agreement with Georgia International Mining Corporation, whereby the Company has optioned to Georgia International Mining Corporation three mineral tenures of the Companies six mineral tenures located near Wells, British Columbia, Canada.

The option sale price is $285,000.00 Canadian funds of which $35,000.00 was received as a non refundable deposit, leaving the balance to purchase of $250,000.00 , which will be paid by way of two balloon payments one on June 15, 2006 of $ 125,000.00 and the remaining balance of $125,000.00 to be paid on June 15,2007. On March 6, 2006, the Company entered into an Amendment to the Option Agreement whereby the payment dates were extended by one year to June 30, 2007 and June 30, 2008 respectively.

The said funds once realized will be expended toward further exploration and development of the remaining three mineral tenures

Mineral Exploration Program
---------------------------
During the last few years Firstline Environmental Solutions primarily engaged in the mining exploration industry by way of funding its wholly owned subsidiary to develop its mineral claims.

The Company's latest Geological report prepared by Robert Reid, P.GEO suggests very strong mineral anomalies in the examined area. The positive results obtained from the explored area have indicated two primary areas that require further investigation. This is the recommended starting point for a program which should also include exploration of the remainder of the property, which to date is either under or unexplored. The subject mineral claims encompass 9,749 Acres or ( 3,947 hectares ) , located in the Cariboo Region of Northern British Columbia , Canada ,and more specifically ,45 miles east of Quesnel along Highway 26 toward the historic gold rush town of Barkerville. The Burns Group mineral tenure numbers are 506325, 596328, 506333, 506335, 506336, and 506337. As per
the option agreement, 506335, 506336 and 506337 are under the "option to purchase" agreement with Georgia International Mining Corporation.

Permits
-------
Management is presently submitting a "Notice of Work" to the BC Ministry of Energy And Mines to obtain a work permit on the subject mineral claims. We are hoping to commence exploration work on or before May, 2006.

Further, management anticipates being able to raise sufficient capital over the next 12 months, with the attainment of its OTCBB listing, in order to continue as a going concern. Such additional capital will be solicited by private funding, public funding and through equity sale of securities. Management anticipates to raise up to $ 500,000.00 USD in order to successfully implement our exploration works program and other associated costs. Further until such time as we begin to generate sufficient revenue, the Company will be reliant upon the proceeds from the sales of the Companies Securities and other forms financing

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


Results Of Operations - Firstline Environmental Solutions Inc.
--------------------------------------------------------------
Nine Months Ended February 28, 2006
-----------------------------------
During the nine months ended February 28, 2006, Firstline recorded a net loss of $165,095 as compared to a loss of $312,781 for the nine months ended February 28, 2005. This is a decrease in the loss of approximately $147,686. The loss is less than $0.01 per common share. Firstline has not yet generated any revenues from its Mineral Exploration Program. The $185,825 in total expenses consists mainly of: accrued interest on short term notes, amortization, professional fees and consulting fees.

As of February 28, 2006, Firstline had total liabilities of $712,517 consisting of $290,834 in accounts payable and accrued liabilities, $31,890 due to shareholders and $389,792 in promissory notes. Liabilities reduced approximately $171,000 from 2005 due to $343,934 of promissory notes being converted to shares, less the increase in accounts payables and short term notes of $105,419 and $35,750 respectively.

Firstline's current assets at February 28, 2006, consisted of $1,382 in cash which increased from $77 as of May 31, 2005. Total assets as of February 28, 2006 were $220,125 with Mineral claims for Burns Mountain recorded at $81,241 and Investments of $14,615 for the Company's option to purchase 49% of the outstanding shares of Slate Creek Mining Company Ltd. for $1,000,000 Canadian, which expires March 26, 2007.


Liquidity and Capital Resources
-------------------------------
The Company's assets are recorded at the lower of cost or market value. The total assets at February 28, 2006 were $220,125 net of amortization. The majority of Firstline's assets are long-term in nature and thus considered to be of lower liquidity. The Company's cash inflow has been generated mainly from shareholder loans, short-term loans and issuance of common stock with minimal revenues and government incentive programs since inception.


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

Forward-Looking Statements
--------------------------
From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause a deviation or divergence from the anticipated results or expectations contained in the forward looking statements and the Company's actual results. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include but are not limited to the following: lack of operating capital, revenue and capital resources; reliance upon joint venture members to provide technical and financial expertise to operations; the ability of the Company to access an economically viable energy deposit; the ability of the Company to recover natural resources, if found, and to deliver them to a refiner or distributor in an economically viable manner.

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

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information. None

Item 6.   Exhibits and Reports on Form 8-K.

(i)      Exhibits


Item 1.     Index to Exhibits

Exhibit
No.        Identification of Exhibit
-------    --------------------------------------------------------------------
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

FIRSTLINE ENVIRONMENTAL SOLUTIONS INC.

DATE: April 5, 2006


By: /s/ TOM HATTON
    ---------------------------
Tom Hatton, President, Director
and Chief Executive Officer