Form 10KSB
period 2006-05-31
Gemco Minerals, Inc.
filed 2006-09-14
CIK 1338118

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

     |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                     For the fiscal year ended MAY 31, 2006

     |_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                  For the transition period from _____ to _____

                        Commission file number: 000-51523

                              GEMCO MINERALS, INC.
              (Exact name of small business issuer in its charter)

            Florida                                      65-10011685
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

       #203 - 20189 56th Ave,
     Langley, British Columbia                                       V3A 3Y6
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                     Issuer's telephone number: 866-848-2940

       Securities Registered Under Section 12(b) of the Exchange Act: None

         Securities Registered Under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                                (Title of class)

     Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.

                                                                  Yes |X| No |_|

     Check if disclosure of delinquent filers in response to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. |_|

     Indicate by check mark whether the registrant is a shell company (as
defined inRule 12b-2 of the Exchange Act).                        Yes |_| No |X|

          State issuer's revenues for its most recent fiscal year: $0.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter:
10,007,712 common shares at $0.17 = $1,730,311.

     The Registrant has not been involved in any bankruptcy proceedings.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 18,486,815 common shares $0.001 par value issued and outstanding as of August 15, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in the
Exhibit Index, Part III, Item 13, of this Annual Report

Transitional Small Business Disclosure Format (Check one):      Yes |_| No |X|

Check if the registrant is an accelerated filer (as defined in Rule 12b-2 of the
Act).                                                           Yes |_| No |X|

Forward-Looking Statements

The information in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of test mining activities and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration activities, including test mining activities, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.
In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe",
"estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the
SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of
1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

                                TABLE OF CONTENTS

                                     Part I

                                                                             Page

Item 1.    Description of Business                                            5

Item 2.    Description of Property                                            8

Item 3.    Legal Proceedings                                                 15

Item 4.    Submission of Matters to a Vote of Securities Holders             15

                                     Part II

Item 5.    Market For Common Equity, Related Stockholder Matters and
               Small Business Issuer Purchase of Equity Securities           15

Item 6.    Management's Discussion and Analysis or Plan of Operation         18

Item 7.    Financial Statements                                              24

Item 8.    Change in and Disagreements with Accountants on Accounting and
               Financial Disclosure                                          39

Item 8A.   Controls and Procedures                                           39

Item 8B.   Other Information                                                 39

                                    Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act             40

Item 10.   Executive Compensation                                            42

Item 11.   Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters                              45

Item 12.   Certain Relationships and Related Transactions                    46

Item 13.   Exhibits                                                          48

Item 14.   Principal Accountant Fees and Services                            48

Glossary of Exploration Terms
-----------------------------

The following terms, when used in this report, have the respective meanings specified below:

Development         Preparation of a mineral deposit for commercial production, including installation of plant and machinery and the
                    construction of all related facilities. The development of a mineral deposit can only be made after a commercially viable mineral deposit, a reserve, has been appropriately evaluated as economically and legally feasible.
Diamond drill       A type of rotary drill in which the cutting is done by
                    abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of long hollow rods
                    through which water is pumped to the cutting face. The drill cuts a core of rock, which is recovered in long cylindrical sections an inch or more in diameter.
Exploration         The prospecting, trenching, mapping, sampling, geochemistry, geophysics, diamond drilling and other work involved in
                    searching for mineral bodies.
Geochemistry        Broadly defined as all parts of geology that involve
                    chemical changes or narrowly defined as the distribution of the elements in the earth's crust; the distribution and
                    migration of the individual elements in the various parts of the earth.
Geology             The science that deals with the history of the earth and its life especially as recorded in the rocks; a chronological
                    account of the events in the earth's history.
Geophysics          The science of the earth with respect to its structure,
Mineral             components and development.
Mineral             A naturally occurring inorganic element or compound having
Reserve             an orderly internal structure and characteristic chemical
                    composition, crystal form and physical properties. A mineral reserve is that part of a mineral deposit which could be
                    economically and legally extracted or produced at the time of the reserve determination.
Mineralization      Rock containing an undetermined amount of minerals or
Oxide               metals. Mineralized rock in which some of the original
                    minerals, usually sulphide, have been oxidized. Oxidation
                    tends to make the mineral more porous and permits a more
                    complete permeation of cyanide solutions so that minute
                    particles of gold in the interior of the minerals will be
                    more readily dissolved.
Waste               Material that is too low in grade to be mined and milled at a profit.

                                     PART I

Item 1. Description of Business.
--------------------------------

Corporate Organization
----------------------

The Company was incorporated in the State of Florida on August 21, 1997 under the name of Project I Corp. On October 18, 2001 the Company changed its name to
Firstline Environmental Solutions Inc. and traded under the symbol FEMS. On July
18, 2002 Firstline Environmental Solutions Inc., conducted a reverse takeover with Firstline Recovery Systems Inc., which is now a wholly owned subsidiary of the Company. On March 24, 2006, the Company changed its name to Gemco Minerals,
Inc. and in accordance with the name change, the Company's common stock has assigned 368634 10 1 as its new Cusip Number and effective April 10, 2006, the
Company's trading symbol was changed to GMML. Our statutory registered agent's office is located at #210 - 7695 SW - 104 Street, Miami, FL 33156 and our
business office is located at #203 - 20189 56th Ave, Langley, BC, V3A 3Y6. Our telephone number is 866-848-2940.

Our Current Business
--------------------

Mining - Precious Metals
------------------------

We are engaged in the acquisition and exploration of mineral properties in the
Province of British Columbia. Our primary focus is the exploration of our Burns
Group Property, located 45 miles east of Quesnel, British Columbia. Our plan of operations is to carry out exploration activities at the Burns Group Project which we have held since 1998. Our exploration activities include test mining activities that we carry out as part of our exploration programs.

We are an exploration stage company and all of our properties are presently in the exploration stage. We do not have any commercially viable reserves on any of our properties. There is no assurance that a commercially viable mineral deposit exists on any of our mineral properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility of mining of any of our properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties.

We continue to expand our Burns Group Project by acquiring strategically located mineral claims adjacent to our existing property. In May and June 2006, we acquired another 2,792 acres (1,129 hectares) of additional property to bring our Burns Group property to 12,685 contiguous acres (5,134 hectares) Less than
20% of the property has been explored to date. The company has consolidated its development funds and will concentrate its resources on the Burns Group property on the recommendations of its 43-101 geologist report. Exploration on the Burns
Group property is being conducted under the guidance of the company's qualified person Robert "Ned" Reid, PGeo and field supervision by Doug Merrick, with extensive experience in exploration and development.

The Company commenced its work program on the company's Burns Mountain mineral claims in June 2006. A crew was deployed on the property with excavator and supporting equipment to prepare access, conduct permitted trenching and follow-up prospecting in the specified area know as Perkins Gulch. Trenching and channel sampling will be conducted in the anomalous area of the recent soils grid and geological mapping and prospecting is ongoing to expand the targeted areas of interest.

Gemco also have two placer properties in the Cariboo region namely the Hawk LPM
(lease of placer minerals) located four kilometers from Barkerville and the
Joytown LPM which is located near the head of Cunningham Creek. We are postponing any exploration on these two placer properties until we establish our drill program on the Burns Group property as our primary focus.

A summary of all the mineral claims are as follows:

Gemco has also entered into a joint venture Agreement with Canamex Corporation of Mexico, whereas as Gemco Holds 50% ownership in a Placer deposit of approximately 1260 acres. Canamex will be conducting specialized exploration for certain industrial minerals that may be extracted from the acquired claims

Wholly Owned Subsidiary
-----------------------

Our wholly owned subsidiary, "Firstline Recovery Systems Inc." (Firstline)
continues in the business development for its magnetite natural mineral product trade named "Eco-Blast", an environmentally safe product used in the industrial abrasive industry as outlined further below, as well as its patented and proprietary rights in its "Centrifuge Processor Machine" for soil remediation and use in the processing of mining ore.

Natural Mineral Products
------------------------
Recent environmental regulations throughout North America have restricted the use of traditional abrasives like silica-sand and some slags. This is particularly true in the blast cleaning (sand blasting) market where 5 million tons of abrasives are used each year. Magnetite has emerged as a less health damaging and more environmentally friendly alternative to the traditional non-recyclable abrasives. The specific particle size of natural magnetite product performs optimally in blast cleaning applications and can be recycled.
ECO-Blast is the Branded and proprietary blast abrasive produced by Firstline using magnetite and magnetite blends.

Tests have shown ECO-Blast to be an effective replacement for more traditional blast mediums in terms of cost and performance and significantly superior in terms of environmental impact and recyclability. Powertech Labs Inc. conducted an analysis on the magnetite product, which approved the product for use by the
BC Ministry of Environment and Parks. A number of comparison demonstration tests were also conducted by Ross-Rex Industries Inc. using ECO-Blast and competitive/alternative products and the results have been very positive as posted on Gemco's website.

Firstline has executed a Brokers Agent Agreement subsequent to the year end, between Teichert Aggregates the supplier and Target products Ltd. the buyer, for the industrial mineral product known as Ilmenite. Such product is presently going through experimental testing conducted by the buyer and once completed and approved the buyer will enter into a 5 year contract with the seller to supply the Ilmenite product. Firstline will receive ongoing broker fees for its efforts to crystallize such transactions.

Centrifuge Processor
--------------------
The Firstline "Centrifuge Processor" is a proprietary machine that removes lead and other heavy metals from affected soils using its process directly connected to specific gravity as well as sluicing action. With its roots in the mining industry the "Centrifuge Processor" is versatile, yet rugged enough to handle the most demanding projects. It has been designed to maximize throughput while minimizing environmental concerns. With on-board screens, hydraulics, self power sources and concentrators the "Centrifuge Processor" uses water that is continually recycled, eliminating environmental degradation from spills and greatly reducing the use of fresh water. The Canadian Ministry of Defense called on Firstline and the "Centrifuge Processor" technology to assist them with the clean up of contaminated soil at a military base in Chilliwack, British
Columbia, Canada. Firstline was able to meet all the requirements set out for them, removing lead bullets or slugs & lead and copper fines to 300 ppm as well as brass casings in accordance with established guidelines.
From the Ministries own estimates, a minimum of $261,000 savings was realized through the use of Firstline's technology.

Risk Factors:

1.   We do not have an operating business

Gemco has rights in certain mineral claims located in the Province of British
Columbia, Canada. To date we have done limited exploration of the property covered by our mineral claims. We do not have a mine or a mining business of any kind. There is no assurance that we will develop an operating business in the future.

2.   We have no source of operating revenue and expect to incur significant expenses before establishing an operating company, if we are able to establish an operating company at all.

Currently, we have minimal sources of revenue, and we do not have sufficient working capital to complete our exploration programs and we do not have any commitments to obtain additional financing. Further, we do not have enough working capital to meet all of our contractual commitments to acquire our mineral properties. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:
further exploration of the Burns Mountain Property and the results of that exploration; our ability to raise the capital necessary to conduct this exploration and preserve our interest in these mineral claims; and our ability to raise capital to develop the Burns Group Property, establish a mining operation, and operate this mine in a profitable manner.

Because we have no operating revenue, we expect to incur operating losses in future periods as we continue to expend funds to explore and develop the Burns
Group Property. Failure to raise the necessary capital to continue exploration and development could cause us to go out of business.

3.  Our stock price will be heavily influenced by the results of our exploration and future drilling tests on the Burns Group Property.

We cannot predict the results of our exploration and future drilling tests. The results of these tests will dictate further exploration and are likely to affect the trading price of our stock.

4.  If we develop other mineral resources, there is no guarantee that production will be profitable.

Even if we find other commercial mineral resources, there is no assurance that we will be able to mine them or that a mining operation would be profitable on any of our properties. No feasibility studies have been conducted as of the date of this report.

5.   We must undertake regular ongoing work and/or work on our properties in order to maintain our mineral claims.

We are required to undertake certain work and/or payments on the property as per the guidelines with the Ministry of Energy and Mines of British Columbia, and
failure to do so could cause us to lose our mineral title and rights to our mineral claims.

6. Weather interruptions in the Cariboo region may delay our proposed exploration operations.

Weather factors will significantly affect our exploration efforts. Currently, we can only work above ground at the Burns Mountain Property from late May until early November of each year, depending upon how early snowfall occurs.
Exploration can continue in winter, however additional costs would be incurred with diminished production.

7. We could encounter regulatory and permitting delays.

We could face delays in obtaining permits to operate on the properties. Such delays could jeopardize financing, if any is available, in which case we would have to delay or abandon work on the properties.

8. Going concern qualification

The Company has included a "going concern" qualification in the Consolidated
Financial Statements to the effect that we are an exploration stage company and have no established sources of revenue. In the event that we are unable to raise additional capital and/or locate ore resources, as to which in each case there can be no assurance, we may not be able to continue our operations. In addition, the existence of the "going concern" qualification in our auditor's report may make it more difficult for us to obtain additional financing. If we are unable to obtain additional financing, you may lose all or part of your investment.

9. There are penny stock securities law considerations that could limit your ability to sell your shares.

Our common stock is considered a "penny stock" and the sale of our stock by you will be subject to the "penny stock rules" of the Securities and Exchange
Commission. The penny stock rules require broker-dealers to take steps before making any penny stock trades in customer accounts. As a result, our shares could be illiquid and there could be delays in the trading of our stock which would negatively affect your ability to sell your shares and could negatively affect the trading price of your shares.

10. Our business is affected by changes in commodity prices

Our ability to develop our mineral properties and the future profitability of the Company is directly related to the market price of certain minerals. The sharp rise in commodity prices over the past year has resulted in increased investor interest in mineral exploration companies. The Company has benefited from this trend, but like other companies in this sector, the Company would be negatively affected if commodity prices were to fall.

11. Our business is subject to currency risks

The Company conducts some of its business activities in Canadian dollars.
Consequently, the Company is subject to gains or losses due to fluctuations in
Canadian currency relative to the U.S. dollar.

Item 2. Description of Property
-------------------------------

Burns Mountain Mineral Claims (Burns Group)
-------------------------------------------

The Burns Group mineral claims held 100% by Gemco and are being explored for gold deposits of a type similar to those known to occur within the historical
Cariboo Gold (Wells - Barkerville) mining camp. Our Burns Group project consists of 10 contiguous mineral claims totaling 12,696 acres (5,134 hectares). The property lies in the Cariboo Mining Division, 10 kilometers west of the past producing Cariboo Gold Quartz, Island Mountain and Mosquito Creek mines located at the town of Wells, British Columbia.

The Burns Group property is underlain by meta-sedimentary rocks of the
Barkerville Terrain and contains known auriferous, fault related, quartz vein structures. The Burns Group property covers the eastern edge of a "linear" which coincides with the limits of the Lightening Creek placer camp. A significant amount of "placer gold" has been recorded from the area, although a "source" has to date not been discovered. Limited historical lode gold production has been reported from workings on the property.

Gemco's exploration approach has been to employ personnel who are familiar with the history and geology of the area to assess the merits of the historical workings as well as conceive new targets for exploration. As a result of numerous geological/ prospecting traverses, and a resultant soil survey, two areas within the property have been selected as warranting more intensive exploration programs, along with further exploration of areas of the property, which have yet to be examined. The two areas of current primary interest are the
Foster East Soil Grid Gold Anomaly and the Pyrite Bearing Quartz Vein structure in Perkins Gulch.

There are no parks or developments that would interfere with exploration for or exploitation of any mineral deposits that might be located on the claims and there are no disputes as to title or liens registered on the claims.

Tom Hatton, Company President, and our field people have lived and worked in the area for many years and are very familiar with Burns Mountain property. As at
March 23 2005, Gemco received its report from Geologist, Robert Reid, P.GEO. Mr.
Reid was responsible for the Bonanza Ledge gold discovery, a major gold find for
International Wayside Ltd., one of the biggest players in the area. BC government geologist's mining reports indicate that more occurrences of the
Bonanza ledge formation are likely to occur and may exist within the Burns
Mountain area. Gemco is well positioned to conduct an extensive exploration program on Burns Mountain as Mr. Reid's report has identified some specific target areas. Further, Gemco is committed on the work program recommended by Mr.
Reid for 2006 and onward.

The Company and its directors will disclose information as required under the guidelines of National Instrument 43-101 Standards of Disclosure for Mineral
Projects (NI 43-101) with respect to the technical report prepared and submitted to the Company by its Geologist, Robert E. (Ned) Reid, P.Geo. Mr. Reid is a
registered Professional Geoscientist in good standing in the Association of
Professional Engineers and Geoscientists of British Columbia. He is a graduate of the University of British Columbia, (1971). He and has practiced his profession as an exploration geologist for more than 35 years.

Location and Access
-------------------
The Burns Group project is located in the Quesnel Highland area of the Interior
Plateau in the Province of British Columbia. The property is situated within NTS area 93H/04, TRIM areas 93H002 and 93H003; centered approximately at 53(degree)
03' North latitude and 121(degree) 38' East longitude. The claims are in the
Cariboo Mining District.

Fort Nelson
Fort St. John
Smithers
Terrace
Prince Rupert
Kitimat
Prince George
93H
Quesnel
Bella Coola
Williams Lake
Kamloops
Vernon
Kelowna
Campbell River
Vancouver
Victoria
SCALE
0
100
200
300
KM
93H
Wells
Barkerville

Figure 1 LOCATION MAP
FIRSTLINE ENVIRONMENTAL SOLUTIONS INC
Mount Burns Claim Group 2005

Access to the northern portion of the property is via Highway 26
(Wells/Barkerville Highway) which transects the northwestern portion of the claims a distance of 10 Km west from the Town of Wells or 70 Km east of Quesnel.
Additional access is via the 72F logging road (and accessories) which heads south from the Stanley loop road, and joins into the historic Stanley Wagon
Road, and with the ATV trail (recently upgraded) which heads northerly from the junction of the old and new highways a short distance east of Oregon Gulch.

The original tenure area has been converted to "cell" units under the new MTO system, hence physical boundaries no longer exist. With conversion to "cell"
units the property went back to square 1 as per assessment requirements which means, that from year 1 - 3, the work required is $4 per hectare and $8 per hectare in years 4 plus.

With such access, Gemco has conducted preliminary works at Burns Mountain including exploration of existing adits and shafts. The longest explored adit tunnel being 2,350 feet into the mountain. The property offers good assay results from many locations tested, with over 80% of the property still unexplored. Further, earlier records showed the creeks draining Burns Mountain contained very coarse gold of high fineness.92 + fine In 1990 our president, Tom
Hatton, discovered an 8.5 ounce gold nugget at Burns Creek, which was recorded and published in the B.C. mining records.

Option on the Burns Property
----------------------------
Gemco, has entered into an Option to Purchase Agreement with Georgia
International Mining Corporation dated July 30, 2005, whereby the Company has optioned to Georgia three out of the six mineral properties that Gemco holds in the Burns Mountain claim (claim #'s 506335, 506336, 506337). The option purchase price is $285,000.00 CDN of which $35,000.00 has been received as a non-refundable deposit and the balance of $250,000.00 is to be paid by way of two payments of $125,000.00 each commencing June 15, 2007 and ending June 15,
2008. On March 6, 2006, the Company entered into an Amendment to the Option
Agreement whereby the payment dates were extended by one year to June 30, 2007 and June 30, 2008 respectively.  Georgia has further agreed under the Option
Agreement to fund the first phase of the work program to establish grids, radiometric surveys, along with geological mapping and sampling on the optioned property.

Exploration History (from geology report)
-----------------------------------------
Holland (1948) provides a summary of work completed on the main showings including surface plans for the Foster, Beedy (Perkins), Galena and Cohen showings. Borovic (1981) is the most recent source of surface plans for workings on Mount Bums. A summary of work completed on the property is as follows:

Burns Mountain:

o    1870' s discovery of auriferous quartz veins
o    1878, J.C. Beedy selectively mined veins from surface & processed some ore using a quartz stamp mill at Van Winkle. The veins, oriented
     195-205(degree)/70(degree)W, contained high grade gold in association with pyrite and galena across widths of about 1 foot.
o    1880, J. Reid acquired the property after the death of J.C. Beedy; the Reid
     Adit was driven as a crosscut to intersect the Beedy veins 75 feet below the surface showings. This adit was collared at an elevation of 5,062 feet and driven on an azimuth of 108(degree) for a distance of 387 feet. A quartz vein (probably the central vein) about one foot in width, striking
     205(degree) and dipping 62(degree) NW was drifted to the north for 20 feet at a distance of 337 feet from the portal. A raise was driven to surface and probably some sloping was also carried out on the vein. A grab sample
     (95F) of the vein in the adit assayed 0.41 ounces gold per ton and one
     (99F) of clean pyrite from the Reid Adit dump assayed 1.06 ounces gold per ton (Holland, 1948).
o    The Cohen veins, 1500 feet northeast of the Perkins veins were mined prior to 1885. Workings, between elevations of 5,250 and 5,300 feet, consist of several open cuts with associated shafts and mine dumps. C. Fuller indicated that the shaft on the Cohen incline was 70 to 90 feet deep. The open cuts where driven into the hillside along strike of veins less than one foot in width with orientations 065(degree)/75(degree)SE,
     205(degree)/65(degree)W and 190teeplyW. The veins contained high grade gold mineralization in association with galena, pyrite and sphalerite.
o    Work on the Galena vein, located at an elevation of 5,190 feet and about
     700 feet northeast of the Perkins veins, was probably also carried out at about this time. The original workings consisted of mine dump, an open cut driven northwest for 80 feet and a shallow drift on a vein oriented
     230(degree)/55(degree)NW for 80 feet. High grade gold mineralization with
     Au/Ag of about 1oz. is associated with pyrite, galena and sphalerite in a vein less than 1.5 feet in width.
o    (1885), E. Perkins selectively mined the Beedy veins and processed ore using an arrastre for a number of years.
o    1902, C.J. Seymour Baker and A.J.R. Atkins recovered about 10 ounces of gold from 10 tons of ore treated at the Government reduction works near
     Barkerville.
o    1919 C. Fuller and D. Hawes acquired the property after the death of E.
     Perkins
o    1932, Burns Mountain Gold Quartz Mining Company, Limited extended the Reid
     Adit 50 feet and drove the Bums Mountain Adit as a crosscut to intersect the Perkins veins 275 feet below the surface showings. This adit was collared at an elevation of 4,844 feet, driven 1,743 feet on an azimuth of
     327(degree) and 420 feet on an azimuth of 284(degree). A vein striking
     197(degree)and dipping 70(degree)W was intersected 150 feet west of the
     Perkins showing and drifted on, to the north for 127 feet.
o    R.E. MacDougall, W.E. North, J.J. Gunn

o    1946, Cariboo Rainbow Gold Mines Ltd. completed 3,500 feet of stripping and trenching using a bulldozer. The stripping showed that the Perkins area consisted of 3 narrow veins about 50 feet apart over a composite strike of about 400 feet. Shafts are associated with the west and central veins. The northern 150 feet of the central vein is marked by slopes caved to surface and was probably the source of most ore mined from the property.
o    1979, Spectrum Industrial Resources Limited: trenched, sampled and mapped the Cohen, Galena and Perkins showings at a scale of 1:200; produced a geological map at a scale of 1:5000; completed about 315 meters of diamond drilling in 3 holes, one on each showing. Drill hole S80-1 intersected a zone of vein quartz and fracturing (core length of 7 meters), thought to be the Perkins structure about 20 meters above the Burns Mountain Adit, but got no gold values.
o    About 1990, M. Poshner excavated the main showings. The Perkins area is a trench 20 feet deep and 600 feet in length. The galena vein is a trench about 300 feet in length. The Cohen veins are in a stripped area about 600 by 150 feet in size.
o    Firstline Recovery Systems Inc. purchased the Bums 1 mineral claim from
     Doug Merrick of Wells, B.C. in 1998 and staked the balance of the property in 1998 and 1999. The company carried out some surface prospecting, completed an orientation - type soil geochemistry survey of about 150 samples covering the area between the Perkins, Cohen and Galena showings and ran several magnetometer  & VLF geophysical survey lines across the
     Perkins and Galena showings. Vein structures show a distinct VLF signature.
     Gold values of 100-200 ppb in soils mark mineralized structures (over 20ppb are considered anomalous in this area). Gemco Minerals Inc. has since assumed all mineral rights and mining operations from the subsidiary, and has expanded the Burns Mountain 100% owned claims to 12,865 contiguous acres.

Oregon Gulch:

The Jones and Foster ledges in Oregon Gulch consist of upper, lower and eastern adits, the Foster shaft and several open cuts.

o    1870' s, discovery of veins with gold
o    1877, trenches on veins between elevations of 4,560 and 4,570 feet; Foster shaft collared at about 4,585 feet and sunk to a depth said to be 56 feet;
     upper adit collared at an elevation of about 4,510 feet above the west branch of Oregon Gulch, driven 352(degree) for 217 feet and followed by an additional 80 feet of crosscutting and drifting; several veins oriented
     190(degree)/70(degree)W and less than a foot in width were found containing pyrite, galena and sphalerite. The veins are parallel in strike to a prominent fault dipping moderately east in underground workings. In 1999,
     D. Merrick found high grade gold in grab samples of barren-looking quartz from the dump to the adit.
o    1933, Foster Ledge Gold Mines Ltd., drove the lower and eastern adits;
     lower adit driven 065(degree) for 70 feet and 123(degree) for 170 feet; at
     32 feet back of the face a vein was drifted on for 43 feet to the northeast; the vein is less than 0.5 feet in width, oriented
     025(degree)/80(degree)NE, and barren looking but contained some gold.
     Eastern adit driven 343(degree) for 168 feet and 324(degree) for 83 feet;
     at 23 feet back of the face a crosscut was driven on 058(degree) for 60 feet and then 290(degree) for 50 feet; veins less than 0.5 feet in width and oriented 202(degree)/70(degree)W and 2180/62<>NW were found at a distance of 70 feet and 118 feet, respectively, from the portal; a fault several feet in width striking 165-170(degree) and dipping 60-70(degree)W was located at a face.

Physiography and Geology (from geology report)

The area, in general terms, is heavily forested and overburden covered with moderate sloping topography cut by numerous gullies. Drainage of the area is mostly within mossy draws leading into a few placer gold bearing creeks, making the practicality of a "silt sampling survey" almost redundant. Areas of rock exposure are restricted to "fault related" bluffs, and, to a limited extent, mountain summits.

Regional and local Geology is described in Reports by Holland (BCDM Bulletin 26)
and most recently by Struik (GSC Memoir 421). Both of which expand upon previous reports by Bowman: Johnston and Uglow: Hansen and others.

Holland's description of the geology is believed (by this writer) to be the most prolific, and taken partially out of context, is quoted as follows:

"The Stanley area is underlain by a succession of metamorphosed sedimentary rocks belonging to the Precambrian Richfield formation. The rocks cannot be correlated with members of the Barkerville Gold Belt. The area straddles the regional anticlinal axis which has been mapped previously (Johnston and Uglow,
1926 p. 31) as running between Mount Amador and Mount Nelson." (Struick has moved the anticlinal axis a bit to the south-west and has differentiated the main units as the Eaglesnest succession and Harveys Ridge succession, within the
Paleozoic Snowshoe Group of the Barkerville Terrane)

"Quarzite in almost bewildering variety is the predominating rock in the area,.
It displays variations in colour from white and light grey, through medium grey, brown, to black; in granularity from fine quartzite to coarse grits with interbeds of metamorphosed pebble conglomerate; in composition through admixture with varying amounts of dark argillaceous material; and in fissility either through variations in amount of mica developed in the rock or through the rock's relation to the axial plane and minor folds. Individual beds, ranging from a fraction of an inch to several tens of feet in thickness, are interbedded with others which may vary in colour, granularity, and general composition."

"Dominantly argillaceous rocks are considerably less common than quartzites.
They are present as black slate and dark schistose quartzitic argillite, grey argillaceous schists, and as thin partings and interbeds of dark argillaceous material in a dominantly quartitic succession. The grey colours of most quartites are due to the variable content of dark argillaceous and, in some instances, graphitic material."

"For the most part the rocks are not calcareous.
The few thin limestone beds could not be traced for any great distance and there correlation was not possible. Many of the rocks have a low to moderate amount of carbonate mineral which, when determined, was found to be ankerite."

"Green chloritic schists, some weathering brown and some exceedingly brightly coloured, are also present. Some chloritic schists contain thin layers and lenses of grey or white limestone. In several places pale, greenish-grey quartzite schists are exposed; their green caste evidently is a result of the development of small amounts of chlorite. "The rocks represent a sedimentary succession that has been subjected to regional metamorphism. Cleavage, in varying degrees of perfection, is developed in all rocks and is the result of the oriented development mainly of sericite and less commonly of chlorite. The perfection of the cleavage depends primarily on the initial composition of the rock and the amount of argillaceous material that was available to form mica. To a lesser extent the position of the rock in relation to the axial plane of a fold contributes to the degree to which the cleaner, more massive quartzites are cleaved."

In respect to cleavage, the term, "flaggy quartzite" is mentioned by Holland and
Johnston and Uglow. This terminology was a bit of a mystery to this writer, until examination, who now believes this term applies to rocks that are cleaved into relatively flat slabs, or "flagstone" like material. (This writer, in his traverses, did not find a sufficient amount to be of commercial interest).

Structural Geology (from geology report):

After 100 plus years of geological study in the area, structural geology is still poorly defined. The consensus of opinions leans towards broad regional folding with strong local deformation associated with faulting, and or regional thrusts (with several dissenting voices.) This writer is in agreement with the majority, in that there is almost a total lack of minor fold structures, and an extensive record of recognizable, and some very subtle faults

Deposit Types

     There are currently four "types" of gold bearing "deposits" within the
Cariboo Gold Mining District.

     1.   Placer Deposits.
     2.   Pyritic quartz veins in brittle rocks associated with northerly trending faults.
     3.   Pyritic replacement deposits usually associated with folds in limestone and in close proximity to northerly striking faults
     4.   Pyrite with sericite in a hydrothermal event (Bonanza Ledge).

Descriptions of the deposit types are included in a majority of the reports listed in the references. On the Firstline property the exploration focus will be on a northerly trending fault and proximal quartz veining. Quartz veining within the "camp" has historically been designated as either "A' veins (those being sub-parallel the north westerly trending strata and are usually of greater extent). Or "B" veins which within the mines, are, either transverse (right angles to stratigraphy) or oblique, which cut stratigraphy but are at right angles to the northerly trending faults. The "B' veins have been interpreted as tension fracture filling possibly following the Riedel shear model. Skerl (1948)
states that "Continued movement (along the northerly trending faults) opened up both groups of these fractures enabling mineral solutions to invade the broken zones near both the north - south and the "bedded" faults and produce auriferous quartz-pyrite veins. Some mineralization took place within the faults themselves."

Work on the Property by Gemco.   Gemco commenced its current work program on the
company's Burns Mountain mineral claims in June 2006. A crew was deployed on the property with excavator and supporting equipment, to conduct trenching and channel sampling in the anomalous area of the recent soils grid prepare access to the permitted drill area known as Perkins Gulch undertake trenching, sampling and further prospecting. Further, trail upgrade and drill pad construction near
Perkins Gulch will be conducted and geological mapping and prospecting is ongoing to expand the targeted areas of interest.

The first stage of trenching has been completed and rock samples have been shipped to Ecotech Lab in Kamloops BC for assay. Results are expected in the near future and will be interpreted by Ned Reid P. Geo. Meanwhile prospecting and rock sampling is being carried out by our prospector Brad Davies under the direction of Mr. Reid. They are pursuing a suspected fault which could run from the Foster Ledges (site of recent trenching) over onto Burns Mt. and the historical Perkins Creek area. The head of Perkins Cr is very near the Reid
Adit, the Perkins Adit and a placer hydraulic pit on Perkins Cr itself. This long suspected fault could tie the area together geophysically and will be of much interest in future exploration. Permitted drill holes are also in this immediate area where we plan for drilling in the near future.

Our Proposed Exploration Program

Our plan of operations plans, timeline and specific use of proceeds are outlined in the table below. We plan to raise an initial tranche of $500,000 through private placement and other equity funding arrangements. The Company will utilize the capital in blocks as it is raised to reach the milestones in the projected time frames. As outlined above, we have commenced our work program and will continue all stages with capital raised. All assay and analytical results will be conducted by Eco Tech Laboratory Ltd., an accredited laboratory, based in Kamloops BC. The majority of the annual fees and assessment costs for the mineral tenures are due annually in the month of December and are in good standing.

============================================================ ======================= ===================
  Description of intended Use of net Proceeds in order of        No. of Months        Cost to Complete
                         priority                                 to Complete
============================================================ ======================= ===================
Capital Funding- Private Placement                               Months 1 to 4                 $500,000
------------------------------------------------------------ ----------------------- -------------------
Funding Costs and Fees                                           Months 1 to 4                  $50,000
------------------------------------------------------------ ----------------------- -------------------
Prospecting and sampling                                         Months 1 to 2                  $15,000
------------------------------------------------------------ ----------------------- -------------------
Trenching and Gridding                                           Months 1 to 5                  $55,000
------------------------------------------------------------ ----------------------- -------------------
Deployment of Drill Equipment and Accessories                    Months 2 to 3                  $25,000
------------------------------------------------------------ ----------------------- -------------------
Drill Equipment Placement and Implementation                     Months 2 to 4                  $25,000
------------------------------------------------------------ ----------------------- -------------------
Drilling program and works (2 man operation)                     Months 5 to 9                 $160,000
------------------------------------------------------------ ----------------------- -------------------
Preliminary Test Works                                           Months 5 to 9                  $30,000
------------------------------------------------------------ ----------------------- -------------------
Analysis, Assaying and Reporting                                 Months 6 to 10                 $40,000
------------------------------------------------------------ ----------------------- -------------------
Leases, Fees and Assessments                                        Ongoing                     $25,000
------------------------------------------------------------ ----------------------- -------------------
General Working Capital                                             Ongoing                     $75,000
============================================================ ======================= ===================
Total                                                                                           500,000

Placer LPM Properties

Gemco also has two placer properties. Firstly, the Hawk LPM (lease of placer minerals) is located near Barkerville, British Columbia and is recognized as a deep ground area, which will require extensive testing. Secondly, the Joytown
LPM which is strategically located near the head of the historically famous
Cunningham Creek. The previous property operator undertook some testing and found gold values that warrant a more extensive testing program. Both of these properties will require extensive testing prior to further mining activities.

Item 3. Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submissions of Matters to a Vote of Security Holders

Within the current fiscal year, no matters have been submitted to a vote of security holders aside from the Consent Action of the majority shareholders of the Company on March 24, 2006 for the Company to change its name from Firstline environmental Solutions Inc. to Gemco Minerals Inc. As a result of this, the
Company's common stock was assigned 368634 10 1as its new CUSIP number and effective April 10, 2006, the Company's trading symbol was changed to GMML.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Overview

Our common shares are quoted on the OTCBB (Over the Counter Bulliten Board)
exchange sponsored by the NASDAQ (National Association of Securities Dealers)
under the symbol GMML and the registrar and transfer agent for our common shares is, Interwest Transfer Co. The following table indicates the high and low bid prices of our common shares during the periods indicated:

         QUARTER ENDED                   HIGH BID                      LOW BID

         Aug 31, 2004                    $0.07                         $0.04
         Nov 30, 2004                    $0.08                         $0.04
         Feb 28, 2005                    $0.08                         $0.05
         May 31, 2005                    $0.05                         $0.03
         Aug 31, 2005                    $0.05                         $0.02
         Nov 30, 2005                    $0.09                         $0.05
         Feb 28, 2006                    $0.09                         $0.05
         May 31, 2006                    $0.33                         $0.09

The source of the high and low bid information is the NASD OTC Bulletin Board.
The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

As of May 31, 2006, we had 18,486,815 common shares issued and outstanding that were held by approximately 49 registered holders.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Purchase Warrants

As at May 31, 2005, the Company had 2,247,315 warrants outstanding as delineated below. Within the past fiscal year none of the warrants were exercised and all of the warrants have expired. The Company has not issued any new warrants since and there were no warrants outstanding at May 31, 2006.

                 Number             Exercise Price        Expiry Date
                 ------             --------------        -----------

                350,000                $0.35            October 1, 2005
                150,000                 0.35            October 6, 2005
                 40,000                 0.35            October 9, 2005
                 50,000                 0.35            October 15, 2005
                700,000                 0.30            October 15, 2005
                 12,500                 0.35            November 1, 2005
                181,066                 0.30            November 26, 2005
                133,332                 0.35            November 28, 2005
                114,814                 0.35            December 1, 2005
                297,000                 0.30            December 1, 2005
                145,187                 0.35            December 17, 2005
                 33,416                 0.35            February 15, 2006
                 40,000                 0.30            April 30, 2006
           ------------
              2,247,315

Securities Authorized for Issuance Under Equity Compensation Plans.

On July 21, 2006 the Company authorized the structuring of a stock option plan
(the "Plan") under which our officers, directors, consultants, advisors and employees may receive stock options. The aggregate number of shares that may be issued under the Plan is for 2,500,000 shares. All of the options will be exercisable over three years, with 1,800,000 options exercisable at $0.15 per share and 700,000 exercisable at $0.25 per share. The Company has resolved to grant certain options upon inception of the Plan which will be effective as of
July 21, 2006. The purpose of the Plan is to assist Gemco and its subsidiaries and affiliates in attracting and retaining qualified individuals to serve as directors, officers, consultants, advisors, and employees of our Company who will contribute to our Company's success and to achieve long-term objectives that will inure to the benefit of all shareholders of Gemco.

The table below outlines the Equity Compensation Plans as at May 31, 2006 year end.

Plan category              Number of securities to    Weighted average          Number of securities
                           be issued upon exercise    exercise price of         remaining available for
                           of outstanding options,    outstanding options,      future issuance
                           warrants and rights        warrants and rights
-------------------------  -----------------------    -------------------       ------------------------
Equity compensation plans
approved by security                0                          0                         0
holders

Equity compensation plans
not approved by security            0                          0                         0
holders

Total                               0                          0                         0

Recent Offering of Unregistered Securities

On April 18, 2006, the board approved an offering to Canadian investors of 200 units for so called "flow-through" shares to raise $500,000 USD. "Flow through"
shares carry certain tax benefits to shareholders who are Canadian tax payers.
The Company must use the proceeds from the placement of "flow-through"
securities for exploration and development programs in order to enable the holders of "flow-through" shares to derive the tax benefits in Canada. Each unit consists of 10,000 common shares at $0.25 USD, comprised of 7,000 "flow-through"
common shares and 3,000 "non-flow-through" common shares. Each Unit has attached
10,000 warrants. Each warrant is convertible into one non-flow-through common share, exercisable within two years at a price of $0.50 USD per share. In total, the offering is comprised of 2,000,000 common shares at $0.25 USD per share, each share has a warrant attached which is exercisable over two years at a price of $0.50 USD per share. Fully diluted, inclusive of the 2,000,000 exercised warrants, the Company will realize $1,500,000 USD. The warrants also have an expedited exercise provision stating that if, for thirty consecutive trading days, the closing price of the listed shares of the Company exceeds $0.50 USD then the exercise period of the warrants will be condensed to a period of 60 days.

The Units are being offered for sale by the Company directly through directors, officers, employees and other duly authorized agents of the Company in reliance upon exemptions from the registration and prospectus requirements of applicable securities legislation. The Company may also appoint one or more registered dealers to serve, on a non-exclusive basis, as the Company's agents to offer the
Units for sale to eligible purchasers on a best efforts basis. The Company has not entered into any agency offering agreement with any person registered to trade in securities pursuant to applicable securities legislation whereby the
Units will be offered for sale. Except where prohibited under applicable securities legislation, a commission of up to 10% of the offering price of the
Units will be paid to all dealers and other duly authorized agents, whether registered or otherwise, in respect of any Units sold by such dealers and agents. Directors, officers and employees of the Company may also be eligible to receive this commission in respect of any Units sold by them.

Under the terms of the offering, the Company will deliver within sixty days of the closing of the offering to the purchaser or its nominee, the certificates representing the securities purchased by the purchaser registered in the name of the purchaser or its nominee. As at the year-end of May 31, 2006, the Company had subscribed four units for a total of $10,000 USD representing 40,000 common shares. Further, no commissions were paid to anyone in connection with the sale of the shares and no general solicitation was made to anyone. The certificates for the Shares purchased in the offering will bear a legend stating the securities are "restricted securities" as defined by the U.S. Securities and
Exchange Commission (SEC) and may only be publicly offered and sold pursuant to an effective registration statement filed with the SEC, as outlined below, or pursuant to an exemption from the registration requirements. Generally the exemption from the registration requirements are in accordance with Regulation S and public offer and sale would be pursuant to SEC Rule 144. The restrictions under Rule 144 will apply until the registration statement described below is declared effective by the SEC, and will not be eligible for free trading for a minimum of 4 months.

Within sixty days of the closing of the offering period the Company shall file a registration statement with the U.S. Securities and Exchange Commission (SEC)
which includes the initial Shares subscribed and issued in the offering and identifies the purchaser as a selling security holder. As and when the registration statement is declared effective by the SEC, the investors may then publicly offer and sell the shares without restriction.

In general, under Rule 144, a person who has beneficially owned shares privately acquired directly or indirectly from us or from one of our affiliates, for at least one year, or who is an affiliate, is entitled to sell, within any three-month period, a number of shares that do not exceed the greater of 1% of the then outstanding shares or the average weekly trading volume in our shares during the four calendar weeks immediately preceding such sale. Sales under Rule
144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who is not deemed to have been an affiliate at any time during the 90 days preceding the sale, and who has beneficially owned restricted shares for at least two years, is entitled to sell all such shares under Rule 144 without regard to the volume limits, current public information requirements, manner of sale provisions or notice requirements.

Recent Issuance of Unregistered Securities

On April 20, 2006, the Company issued 980,000 shares in exchange for management, consulting and advisory services which were recorded at $98,000 at a deemed value of $0.10 per share, representing the current market price of the shares and the fees that would customarily be charged for such services.

With respect to the unregistered sales made, the Company relied on Section 4(2)
of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered to sophisticated investors and existing shareholders who were provided all of the current public information available on the Company.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following analysis of the results of operations and financial condition of the company for the period ending May 31, 2006 should be read in conjunction with the company's financial statements, including the notes thereto contained elsewhere in this form 10-KSB. Our consolidated financial statements are stated
in United States Dollars and are prepared in accordance with United States
Generally Accepted Accounting Principles.

Discussion of Operations  & Financial Condition

During the twelve months ended May 31, 2006 the Company recorded a net loss of
$422,013 as compared to a loss of $399,073 for the twelve months ended May 31,
2005. This is a decrease in the loss of approximately $36,246. The loss is represents $0.02 per common share. The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing

Selected annual information

                                             May 31, 2006     May 31, 2005
                                             --------------   ------------
Revenues                                          Nil             Nil
Net Loss                                       $422,013         $399,073
Loss per share-basic and diluted               $0.02            $0.04
Total Assets                                   $198,460         $248,153
Total Liabilities                              $847,639         $883,391
Cash dividends declared per share                 Nil              Nil

As of May 31, 2006, Gemco had total liabilities of $847,639 consisting of
$363,734 in accounts payable and accrued liabilities, $80,461 due to shareholders and $403,444 in promissory notes. Liabilities reduced approximately
$35,698 from 2005 due to $340,907 of promissory notes being converted to shares, less the increase in accounts payables and short term notes of $178,319 and
$49,402 respectively.

Gemco's current assets at May 31, 2006, consisted of $11,797 in cash which increased from $77 as of May 31, 2005. Total assets as of May 31, 2006 were
$198,460 with Mineral claims recorded at $99,272 and Investments of $14,615 for the Company's option to purchase 49% of the outstanding shares of Slate Creek
Mining Company Ltd. for $1,000,000 Canadian, which expires March 26, 2007.

Revenues
--------
No revenue was generated by the Company's operations during the years ended May
31, 2006 and May 31, 2005.

Net Loss
--------
The Company's expenses are reflected in the Consolidated Statements of
Operations under the category of Operating Expenses. To meet the criteria of
United States generally accepted accounting principles ("GAAP"), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The significant components of expense that have contributed to the loss of
$422,013 consists of accrued interest on short term notes, amortization and professional fees including accounting and legal, management and consulting fees, as well as the writedown of assets, as outlined below. These expenses were recorded primarily as a combination of accruals and issuance of shares with a portion paid in cash.

     (a)  Accrued Interest on Short-term Notes

Included as the major component of the $61,053 Bank and interest charges recorded on the Consolidated Statement of Operations is the accrual for Interest on short-term notes in the amount of $60,679.

     (b)  Amortization

Amortization was recorded in the amount of $15,050 for the fiscal period. This non-cash amount is computed at a rate of 20% of the net book value of the equipment.

     (c)  Professional fees

The Company recorded professional fees for accounting and legal of $81,128, consulting fees of $87,612 and management fees of $63,010, totaling $231,750 in professional fees for the fiscal period ending May 31, 2006. Of this amount
$148,000 was compensated in issuance of shares and $38,913 was recorded as an accrual. There was an increase of $87,715 in the professional fees over the previous years total of $144,035. This increase is primarily due to the extensive work undertaken to prepare fully audited reporting financial statements for the Company, complete the effective 10SB filings process with the
Securities and Exchange Commission (SEC) and complete the Form 211 for
Broker/Dealer sponsorship with the National Association of Securities Dealers to advance the Company from the Pink Sheets exchange to the OTCBB exchange which was achieved as of March 24, 2006.. Further, the Company had an increase in audit fees and has incurred additional fees to maintain its full reporting status including its quarterly 10Q's, annual 10K, and all other required SEC filings.

Plan of Operations
------------------

Burns Mountain Mining Property
------------------------------

We are continuing our exploration program on the Burns Mountain Project. The objective of this geological exploration program is to determine and define gold deposits in order to provide a basis for the assessment of the feasibility of future additional exploration activities, including test mining activities, at the Burns Mountain Project. We plan to conduct further exploration of the
Perkins Gulch and Fosters Ledge within the Burns Mountain Project. Our planned geological exploration program is described further in the section of this
Annual Report on Form 10-KSB entitled Description of Properties - Burns Mountain
Project.

Upon completion of raising the initial funding tranche of the $500,000 flow-through offering (as described in Item 5 of this document) we plan to spend
$350,000 (70% flow-through for exploration expenses) in the next six to twelve months in carrying out our exploration activities for the Burns Mountain
Project. Of this amount, we anticipate approximately $210,000 will be spent on diamond drilling activities, with the balance of $140,000 being spent on other exploration activities, including test mining activities, analysis, assaying and reporting. The actual amount that we spend on exploration will depend on the actual amount of funds that we have available for exploration. We are presently seeking the sufficient financing to enable us to proceed with these plans and will require additional financing if we are able to proceed with further exploration plans.

Our plan of operations at the Burns Mountain Project will be continually evaluated and modified as exploration and gold recovery results become available. Modifications to our plans will be based on many factors, including:
results of exploration, assessment of data, weather conditions, exploration costs, the price of gold and available capital. Further, the extent of our exploration programs that we undertake will be dependent upon the amount of financing available to us.

We do not have any commercially viable reserves on any of our properties that comprise the Burns Mountain Project or any of our other properties. We plan to carry out exploration activities on the Burns Mountain Project that are referred to as "test mining activities". The objective of the test mining activities on the Burns Mountain Project is to expand our knowledge and geological data of the mineralization of the placer deposits on the Burns Mountain Project and to recover gold from test mining activities in order to pay for a portion of the expense associated with exploration of the Burns Mountain Project. As we have not established commercially viable reserves on the Burns Mountain Project, we anticipate that recoveries of gold from test mining activities will not be sufficient to pay for the full cost of exploration. There is no assurance that our test mining activities will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties that comprise the
Burns Mountain Project.

Other Mining Properties
-----------------------

Gemco will not undertake exploration of its Hawk and Joytown placer properties in British Columbia in the immediate timeframe, as the Company has committed to focus on the BC, Burns Mountain Project at this time. Regarding the joint venture on the mineral claims in Mexico, Gemco will coordinate any further specialized exploration and testing with Canamex on an ongoing basis.

Wholly Owned Subsidiary
-----------------------

Our wholly owned subsidiary, "Firstline Recovery Systems Inc." (Firstline)
continues in the business development for its magnetite natural mineral product trade named "Eco-Blast", an environmentally safe product used in the industrial abrasive industry as outlined in Item 1. Firstline will also proceed with the
Brokers Agent Agreement entered into subsequent to the year end, between
Teichert Aggregates the supplier and Target products Ltd. the buyer, for the industrial mineral product known as Ilmenite. Pending the approval of the results of the experimental testing being conducted by the buyer, the buyer will enter into a 5 year contract with the seller to supply the Ilmenite product.
Firstline will receive ongoing broker fees for its efforts to crystallize such transactions as Firstline is also planning to utilize its patented and proprietary "Centrifuge Processor Machine" for the processing of the approximate
10,000 tonnes of ore material at the Burns Mountain Project.

Liquidity and Capital Resources
-------------------------------

Cash and Working Capital
------------------------

We had cash of $11,797 as of May 31, 2006, compared to cash of $77 as of May 31,
2005. We had a working capital deficiency of $835,842 as of May 31, 2006, compared to a working capital deficiency of $883,314 as of May 31, 2006.

The Company's assets are recorded at the lower of cost or market value. The total assets at May 31, 2006 were $198,460 net of amortization. The majority of our assets are long-term in nature and thus considered to be of lower liquidity.
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

We will require additional financing during the current fiscal year due to our current working capital deficiency, our plan of operations for the Burns
Mountain Project, our planned exploration activities and our plan to continue to pursue financing. We presently do not have sufficient financing to enable us to proceed with these plans and will require additional financing if we are able to proceed with our exploration plans. Our actual expenditures on these activities will depend on the actual amount of funds that we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing. See Risk Factors. It is the intent of management and controlling shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. Management has developed a plan to address the company's net capital deficiency which includes raising capital through its current offering and optioning some of the company's mineral claims to other exploration companies.

Cash Used in Operating Activities
---------------------------------

Cash used in operating activities increased $52,665 to $110,585 for 2006, compared to $57,920 for 2005. We funded the cash used in operating activities primarily through shareholders loans and equity issues of our common shares.

Investing Activities
--------------------

We utilized cash of $18,030 from investing activities during 2006 compared to cash of $32,588 used in investing activities during 2005. Investing activities during 2006 and 2005 was primarily comprised of acquisition of mineral claims.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. We do not have any arrangements in place for further sales of our equity securities.

Flow-Through Share Subscriptions
--------------------------------

The Company entered into "flow-through" share subscription agreements during the year ended May 31, 2006 pursuant to which we committed to incur on or before
December 31, 2006, a total of $7,000 of qualifying Canadian exploration expenses as described in the Income Tax Act of Canada. The Company will assign to the holders of the "flow through" shares tax credits for such exploration expenses.
As of May 31, 2006 expenditures of $7,000 have been incurred. Commencing March
1, 2007 the Company is liable to pay a tax of approximately 5% per annum, calculated monthly on the unspent portion of the commitment.

Going Concern
-------------

Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/ or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Recent Accounting Pronouncements
--------------------------------

In March 2005, the FASB issued an interpretation of Statement No. 143,
"Accounting for Asset Retirement Obligations". This interpretation clarifies that the term "conditional asset retirement obligation" as used in the Statement
No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or)
method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.

The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred - generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exist.

Statement No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This interpretation also clarifies when an entity would have sufficient information to reasonable estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years after December 15, 2005. Management does not expect FASB interpretation to the Statement No. 143 to have an impact to the Company's consolidated financial position or consolidated results of operations and cash flows.

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error
Corrections", a replacement of APB Opinion 20, "Accounting Changes" and FASB
Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements."
This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

FASB Statement No. 154 requires retrospective application to prior periods'
financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005.
Management does not anticipate this statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

In February 2006, the FASB issued Statement No. 155, "Accounting for Certain
Hybrid Financial Instruments", an amendment of FASB Statement No.133,
"Accounting for Derivative Instruments and Hedging Activities" and FASB
Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets
and Extinguishments of Liabilities." This Statement permits fair value re measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends
Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.
Management does not anticipate this Statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of
Financial Assets", an amendment of FASB Statement No. 140, "Accounting for
Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."
This Statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. Management does not anticipate this Statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

SFAS NO. 123R- In December 2004, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standards No. 123R,
"Share-Based Payment" ("FAS 123R"), which revised FAS 123 "Accounting for
Stock-Based Compensation". FAS 123R requires measurement and recognition of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide service in exchange for such award. Implementation is required as of the first interim or annual reporting period that begins after December 15, 2005 for public entities that file as small business issuers. Management intends to comply with this statement at the scheduled effective date commencing June 1, 2006.

The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows with the exception of SFAS NO. 123(Revised). The Company is evaluating the financial impact of SFAS 123(Revised) which will be implemented in the first quarter commencing June 1, 2006.

Critical Accounting Policies
----------------------------

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, the reported amount of revenues and expenses during the reporting period and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, particularly those related to the determination of the estimated Canadian exploration tax credit receivable. To the extent actual results differ from those estimates, our future results of operations may be affected. Besides this critical accounting policy on use of estimates, we believe the following critical accounting policy affects the preparation of our consolidated financial statements.

Acquisition, Exploration and Evaluation Expenditures
----------------------------------------------------

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. For the purpose of preparing financial information, all costs associated with a property that has the potential to add to the Company's proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserves is completed. No costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting
Principles.

                               GEMCO MINERALS INC.
                (formerly Firstline Environmental Solutions Inc.)
                         (An Exploration Stage Company)

                   CONSOLIDATED INDEX TO FINANCIAL STATEMENTS

Auditors' Report

Consolidated Balance Sheet                                       Exhibit "A"

Consolidated Statement of Operations                             Exhibit "B"

Consolidated Statement of Cash Flows                             Exhibit "C"

Consolidated Statement of Changes in Stockholders' Deficiency    Exhibit "D"

Notes to Consolidated Financial Statements                       Exhibit "E"

Cinnamon Jang Willoughby  & Company

Chartered Accountants
A Partnership of Incorporated Professionals

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Gemco Minerals Inc.
                (formerly Firstline Environmental Solutions Inc.)
                (An Exploration Stage Corporation):

     We have audited the consolidated balance sheet of Gemco Minerals Inc.
(formerly Firstline Environmental Solutions Inc.) as at May 31, 2006 and 2005
and the consolidated statements of stockholders' operations and changes in stockholders' equity and cash flows for the years ended May 31, 2006 and 2005.
These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether these financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     These consolidated financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the company has incurred recurring net losses and a net capital deficiency. These factors raise substantial doubt about the company's ability to continue as a going concern. Management's plans to rectify the capital deficiency and losses are outlined in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In our opinion, except as stated above, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at May 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.

                                      /s/ Cinnamon Jang Willoughby  & Company
                                      -------------------------------------------
                                       "Cinnamon Jang Willoughby  & Company"
                                              Chartered Accountants

Burnaby, Canada
September 6, 2006

MetroTower II - Suite 900 - 4720 Kingsway, Burnaby, BC Canada V5H 1N2.
Telephone: +1 604 435 4317. Fax: +1 604 435 4319.
HLB Cinnamon Jang Willoughby  & Company is a member of  International.
A world-wide organization of accounting firms and business advisors

                                                                    "Exhibit "A"

                               GEMCO MINERALS INC.
                (formerly Firstline Environmental Solutions Inc.)
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEET
                          May 31, 2006 and May 31, 2005

                                                              May 31,        May 31,
                                                               2006           2005
                                                            -----------    -----------
                                                                            (restated -
                                                                            see Note M)
Assets
Current:
     Cash                                                   $    11,797    $        77
                                                            -----------    -----------

Long-term:
     Investments (Note D)                                        14,615         14,615
     Mineral Claims (Note E)                                     99,272         81,242
                                                            -----------    -----------
                                                                113,887         95,857

Equipment (Note F)                                               72,776        152,219
                                                            -----------    -----------

                                                            $   198,460    $   248,153
                                                            ===========    ===========
Liabilities
Current:
     Accounts payable                                       $   363,734    $   185,415
     Due to shareholders (Note G)                                80,461        343,934
     Short term notes (Note H)                                  403,444        354,042
                                                            -----------    -----------

                                                                847,639        883,391
                                                            -----------    -----------

Shareholders' Deficiency
Share Capital:
     Authorized -
        50,000,000 Common shares with par value of $0.001
     Issued and Outstanding -
        18,486,815 (May 31, 2005 - 14,859,344)
        Common shares (Note I)                                   18,487         14,860
     Additional paid in capital                               1,394,239        908,959
                                                            -----------    -----------
                                                              1,412,726        923,819

Deficit, accumulated during the development phase            (1,987,715)    (1,565,702)
Other accumulated comprehensive loss                            (74,190)         6,645
                                                            -----------    -----------

                                                               (649,179)      (635,238)
                                                            -----------    -----------

                                                            $   198,460    $   248,153
                                                            ===========    ===========

Going concern (Note B)

Approved by the Directors:

     Per:             "Evan A. Brett"
     --------------------------------------------

     Per:            "Dorlyn R. Evancic"
     --------------------------------------------

        The accompanying notes are an integral part of these statements

                                                                    "Exhibit "B"

                               GEMCO MINERALS INC.
                (formerly Firstline Environmental Solutions Inc.)
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      Years Ended May 31, 2006 and 2005 and
      Period from August 21, 1997 (date of inception) through May 31, 2006

                                                                      Period from
                                                                    August 21, 1997
                                                                   date of inception)
                                        Year ended    Year ended       through
                                          May 31,       May 31,         May 31
                                           2006          2005           2006
                                        -----------   -----------   ---------------
                                                      (restated -     (restated -
                                                       see Note M)    see Note M)
                                        -----------   -----------   ---------------

Revenue                                 $        --            --   $       61,770
                                        -----------   -----------   --------------

Mineral exploration and development          20,803        99,704          203,280
                                        -----------   -----------   --------------

Operating Expenses
    Accounting and legal fees                81,128        13,767          132,528
    Advertising and promotion                 5,165           796           31,086
    Amortization                             15,050        38,041          223,066
    Auto expense                              6,751         2,342           21,137
    Bank charges and interest                61,053        68,402          446,973
    Consulting fees                          87,612       107,943          237,376
    Contract work                                --            --           22,329
    Foreign exchange                             --            --          125,495
    Insurance                                    --            --            5,073
    Management fees                          63,010        22,325          179,405
    Office and miscellaneous                  3,678           182          175,556
    Rent                                      3,366         1,665           18,141
    Repairs and maintenance                      --            --           11,852
    Telephone and utilities                   3,455           591           13,675
    Travel                                    6,548         1,036           24,693
                                        -----------   -----------   --------------

    Total operating expenses                336,817       257,090        1,668,386
                                        -----------   -----------   --------------

                                            357,620       356,794        1,809,896

(Gain) loss on disposal of investment            --        42,279           47,209
Writedown of assets                          64,393            --          128,925
Loss on Disposal of Shares                       --            --            1,685
                                        -----------   -----------   --------------

Net Loss                                $   422,013       399,073   $    1,987,715
                                        ===========   ===========   ==============

Net loss per weighted-average share -

    Basic and fully diluted             $      0.02          0.04   $         0.20
                                        ===========   ===========   ==============

Weighted-average number of shares        17,616,897    13,939,945       10,022,647
                                        ===========   ===========   ==============

        The accompanying notes are an integral part of these statements

                                                                    "Exhibit "C"

                               GEMCO MINERALS INC.
                (formerly Firstline Environmental Solutions Inc.)
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      Years Ended May 31, 2006 and 2005 and
      Period from August 21, 1997 (date of inception) through May 31, 2006

                                                                                                        Period from
                                                                                                      August 21, 1997
                                                                                                    (date of inception)
                                                                  Year                Year                through
                                                             Ended May 31,        Ended May 31,           May 31,
                                                                  2006                2005                  2006
                                                            -----------------    ----------------   ---------------------
                                                                                   (restated -          (restated -
                                                                                   see Note M)          see Note M)
Operating Activities
    Net loss                                                $       (422,013)    $      (399,073)   $         (1,987,715)
    Adjustments for:
      Amortization                                                    15,050              38,041                 223,066
      Shares issued for services                                     148,000             100,000                 354,160
      Shares issued for settlement of debt                           340,907                   -               1,058,566
      Loss on disposal and write down of assets                       64,393              42,279                 176,134

    Changes in non-cash working capital
      Increase (decrease) in accounts payable                        178,320               8,999                 363,735
      Increase in short term notes                                    49,402              91,490                 403,444
      Increase (decrease) in amount due to shareholders             (263,474)            176,184                  80,460
                                                            -----------------    ----------------   ---------------------

Net cash used in operating activities                                110,585              57,920                 671,850
                                                            -----------------    ----------------   ---------------------

Investing Activities
    (Acquisition) disposal of mineral claims                         (18,030)            (23,895)                (99,272)
    Proceeds from redemption (acquisition) of investments                  -                   -                 (63,509)
    Proceeds from disposal (acquisition) of equipment                      -              (8,693)               (423,082)
                                                            -----------------    ----------------   ---------------------

Net cash used in investing activities                                (18,030)            (32,588)               (585,863)

Foreign exchange included in other comprehensive loss                (80,835)            (22,405)                (74,190)
                                                            -----------------    ----------------   ---------------------

Net Increase in Cash                                                  11,720               2,927                  11,797

Cash and equivalents, beginning                                           77              (2,850)                      -
                                                            -----------------    ----------------   ---------------------

Cash and cash equivalents, ending                           $         11,797     $            77    $             11,797
                                                            =================    ================   =====================

    Cash and cash equivalents consists of cash and
          short term borrowings (bank overdraft)

Supplemental disclosure of non-cash transactions:

    Shares issued for services                              $        148,000     $       100,000    $            354,160
    Shares issued for settlement of debt                    $        340,907     $       626,724    $          1,058,566

Additional information:

    Interest paid                                           $          8,600     $          7200    $            111,743
    Taxes paid                                              $            Nil     $           Nil    $                Nil

        The accompanying notes are an integral part of these statements

                                                                    "Exhibit "D"

                               GEMCO MINERALS INC.
               (formerly Firstline Environmental Solutions Inc.)
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY Period from
            August 21, 1997 (date of inception) through May 31, 2006

                                                                            Additional       Deficit
                                                                              paid-in      accumulated
                                                                            capital, and   during the         Other
                                                 Common Shares              Contributed    development    Comprehensive
                                                    Shares        Amount      surplus         phase        (Loss) Gain        Total
                                                 --------------  ---------  ------------  ------------    --------------  ------------
                                                                                           (restated -     (restated -     (restated -
                                                                                           see Note M)     see Note M)     see Note M)

Balance at August 21, 1997                                   -   $      -   $         -   $          -    $          -    $          -

Common shares issued for incorporation,
  organizational, and business plan
  development services                               5,000,000   $  5,000                                                        5,000

Net loss for the period                                                                         (5,000)              -          (5,000)

                                                 --------------------------------------------------------------------------------------
Balance at May 31, 1999 and 2000                     5,000,000      5,000             -         (5,000)              -               -

Surrender and cancellation of common shares         (3,315,000)    (3,315)                                                      (3,315)

Common shares issued to acquire EchoDrive project   16,000,000     16,000        59,000                                         75,000

Net income for the year                                                                          3,315               -           3,315

                                                 -------------------------------------------------------------------------------------
Balance at May 31, 2001                             17,685,000     17,685        59,000         (1,685)              -          75,000

Net loss for the year                                                                         (274,113)                       (274,113)

                                                 -------------------------------------------------------------------------------------
Balance at May 31, 2002                             17,685,000     17,685        59,000       (275,798)              -        (199,113)

Surrender and cancellation of common shares on
  cancellation of EchoDrive project                (16,000,000)   (16,000)      (59,000)                                       (75,000)

Common shares issued to acquire
  Firstline Recovery Systems Inc.                    5,025,000      5,025                                                        5,025

Common shares issued in settlement of debt             951,000        951        89,984                                         90,935

Common shares issued for services rendered           1,657,500      1,658        97,792                                         99,450

Translation adjustment                                                                                         (21,246)        (21,246)
Net loss for the year                                                                         (455,330)                       (455,330)

                                                 -------------------------------------------------------------------------------------
Balance at May 31, 2003                              9,318,500   $  9,319   $   187,776   $   (731,128) $      (21,246) $     (555,279)

Common shares issued in settlement of debt           3,540,844      3,541       623,183                                        626,724

Translation adjustment                                                                                          43,099          43,099
Net loss for the year                                                                         (435,501)                       (435,501)

                                                 -------------------------------------------------------------------------------------
Balance at May 31, 2004                             12,859,344     12,860       810,959     (1,166,629)         21,853        (320,957)

Common shares issued for services rendered           2,000,000      2,000        98,000                                        100,000

Translation adjustment                                                                                         (15,208)        (15,208)
Net loss for the year                                                                         (399,073)                       (399,073)

Balance at May 31, 2005                             14,859,344     14,860       908,959     (1,565,702)          6,645        (635,238)

Common shares issued in settlement of debt           2,147,471      2,147       338,760                                        340,907

Common shares issued for services rendered           1,480,000      1,480       146,520                                        148,000

Translation adjustment                                                                                         (80,835)        (80,835)
Net loss for period                                                                           (422,013)                       (422,013)

                                                 -------------------------------------------------------------------------------------
Balance at May 31, 2006                             18,486,815   $ 18,487   $ 1,394,239   $ (1,987,715)   $    (74,190) $     (649,179)
                                                 ======================================================================================

        The accompanying notes are an integral part of these statements

                                                                     Exhibit "E"
                               Gemco Minerals Inc.
                (formerly Firstline Environmental Solutions Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  May 31, 2006

Note A - Organization and Description of Business

These consolidated financial statements include the accounts of Gemco Minerals
Inc. ("Company") which was incorporated on August 21, 1997 in accordance with the laws of the State of Florida and its wholly owned subsidiary Firstline
Recovery Systems Inc. which was incorporated June 1, 1998 under the laws of
British Columbia.

The Company is a Development Stage Company, as defined by Statement of Financial
Accounting Standard ("SFAS") No.7, "Accounting and Reporting by Development
Stage Enterprises". The Company's principle business is the acquisition and exploration of mineral resources. The Company has generated no significant operating revenues and has incurred cumulative operating losses of approximately
$1,809,896 (May 31, 2005 - $1,452,276).

Note B - Going Concern

The Company is fully dependent upon either, the future sale of shares or advances or loans from its current management and/or controlling shareholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase.

There is no assurance that the Company will be able to obtain additional funding through the sales of additional shares or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company. It is the intent of management and controlling shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

Management has developed a business plan to address the Company's net capital deficiency. This includes raising capital through its current Offering
Memorandum and optioning some of the company's mineral claims to other exploration companies. The Company is a publicly trading company on the Nasdaq
OTCBB Exchange in the United States.

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

3.   Property, Plant and Equipment

     Property, plant and equipment, including capitalized interest, is stated at cost, net of accumulated depreciation. Depreciation is computed utilizing the declining method at rates based upon the estimated useful lives of the various classes of assets.

                                                                     Exhibit "E"
                               Gemco Minerals Inc.
                (formerly Firstline Environmental Solutions Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  May 31, 2006

Note C - Summary of Significant Accounting Policies (Continued)

4.   Basic and Diluted Net Income (Loss) Per Share

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

5.   Comprehensive Income (Loss)

     SFAS No. 130 "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2006, the company has only foreign exchange adjustments arising from consolidating its wholly owned Canadian subsidiary that represent a comprehensive loss in the financial statements.

6.   Cash and Cash Equivalents

     The Company considers all highly-liquid investments with maturities of three months or less, at the time of issuance, to be cash and cash equivalents.

7.   Organization Costs

     The Company has adopted the provisions of AICPA Statement of Position 98-5,
     "Reporting on the Costs of Start-Up Activities" whereby all organization and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

8.   Financial Instruments

i)   Fair Values
     The fair values of cash, subscriptions receivable, accounts payable, bank indebtedness and short-term notes approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The amounts due to shareholders are non-interest bearing, accordingly, their fair value is indeterminable.

ii)  Currency Risk
     The Company is exposed to currency risk from transactions undertaken in
     Canadian dollars. At May 31, 2006, substantially all of the Company's liabilities are denominated in Canadian dollars

9.   Mineral Properties

     Costs of exploration, carrying and retaining unproven mineral properties are expensed as incurred. Costs of acquiring mineral properties are capitalized until such time that they are either sold, abandoned or written down.

10.  Advertising Expenses

     Advertising and marketing expenses are charged to operations as incurred.

                                                                     Exhibit "E"
                               Gemco Minerals Inc.
                (formerly Firstline Environmental Solutions Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  May 31, 2006

Note C - Summary of Significant Accounting Policies (Continued)

11.  Income Taxes

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

12.  Foreign Currency Translation

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

13.  Recent Accounting Pronouncements

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

                                                                     Exhibit "E"
                               Gemco Minerals Inc.
                (formerly Firstline Environmental Solutions Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  May 31, 2006

Note C - Summary of Significant Accounting Policies (Continued)

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

     -    Burns Mountain claims acquired through several transactions between
          1998 and 2000 for $69,395.
     -    Joytown and Hawk claims, acquired November 26, 1999 for $11,847

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

                                                                     Exhibit "E"
                               Gemco Minerals Inc.
                (formerly Firstline Environmental Solutions Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  May 31, 2006

Note E - Mineral Claims (Continued)

On May 9, 2006, the Company acquired an additional mineral claims in the province of British Columbia more particularly known and described from the BC
Mining Title Office as Tenure numbers Mineral titles 533317 and 533053 for Burns
Mountain adjacent to its existing tenures in exchange for 50,000 shares of the
Company (deemed value$14,500 at $0.29 per share) from S. Gaye Richards.

On May 24, 2006, the Company entered into a joint venture agreement with Canamex
Corporation, a Mexican Mining company duly incorporated in the country of Mexico
(Minera Canamex, S.A. de C.V.). In accordance with the agreement, the Company advanced $3,500 to Canamex which was utilized to acquire mineral claim 026910 in the Ensenada region of the province of Baja California.

US GAAP requires that mineral exploration expenditures be charged to the
Statement of Operations in the period incurred. Cumulative exploration costs on these mineral claims are $203,280 (May 31, 2005 - $182,477).

Note F- Equipment
                                                          May 31   May 31
                                    Accumulated           2006     2005
                           Cost     Amortization           Net      Net
                           ----     ------------           ---      ---

Equipment               $295,842      $223,066           $72,776  $152,219

At May 31, 2004, the Company discussed with its insurance company the necessary coverage the Company should have over its equipment. The insurance company's representatives indicated that the fair value of the company's equipment was significantly lower than its carrying value. Based upon this, an impairment charge of $64,532 was recorded at May 31,2004.

For the May 31, 2006 year end, the Company undertook an appraisal of its
Centrifuge Processor Machine to determine the fair value of the equipment. The appraisal indicated that the fair value of the machine was significantly lower than its carrying value, and an impairment charge of $64,393 was recorded at May
31, 2006.

Note G - Due to Shareholders

The amounts due to shareholders are non-interest bearing, due on demand and secured by promissory notes.

Note H - Short-Term Notes

Short-term notes bear interest at rates from 0% to 24% per annum and are expected to be repaid or converted to common stock within one year.

Note I - Common Share Transactions

On October 31, 1999, the Company issued 5,000,000 shares to cover the costs of the development of the Company's EchoDrive business plan. These costs were determined to be worth $5,000.

                                                                     Exhibit "E"
                               Gemco Minerals Inc.
                (formerly Firstline Environmental Solutions Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  May 31, 2006

Note I - Common Share Transactions (continued)

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

On June 14, 2005, the Company issued 500,000 shares in exchange for consulting services. The value of $50,000 was determined based upon the fees that would customarily be charged for such services and the deemed stock price of $0.10 per share.

On April 20, 2006 the Company issued 980,000 shares in exchange for consulting, management, legal and accounting services. The value of $98,000 was determined based upon the fees that would customarily be charged for such services and the deemed stock price of $0.10 per share.

Note J - Warrants and Stock Options

At May 31, 2006, the Company had no warrants or options outstanding. Subsequent to the year end, the Company issued a resolution on July 21, 2006 to structure a stock option plan for an aggregate of 2,500,000 options and granted 1,800,000 options to certain of the Company's insiders upon inception of the plan. All options will be exercisable for a three year term from the date of grant with
1,800,000 exercisable at a price of $0.15 per share and 700,000 exercisable at a price of $0.25 per share.

                                                                     Exhibit "E"
                               Gemco Minerals Inc.
                (formerly Firstline Environmental Solutions Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  May 31, 2006

Note K- Related Party Transactions

1.   Amounts due to shareholders are unsecured, non-interest bearing and due on demand.

2.   Loans payable bear interest at rates ranging between 0 to 24%. These loans are unsecured and due on demand.

3.   Transactions during the year:

                                                        May 31       May 31,
                                                         2006         2005
                                                         ----         ----

     Interest                                      $     58,977     $ 66,930
     Management and Corporate Services                  187,334      122,325

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

     During the year ended May 31, 2006, the Company issued 2,647,471 common shares in June 2005 of which, 2,147,471 were issued in settlement of debt in the amount of $340,907 and 500,000 were issued for the provision of services valued at $50,000. A further 1,480,000 common shares were issued in April 2006 for the provision of services valued at $148,000. All of the shares were issued to related parties to the Company.

Note L - Income Taxes

As of May 31, 2006, the Company has a net operating loss carry-forward of approximately $1,810,000 to offset future taxable income. Subject to current regulations, these loss carry-forwards will expire between 2007 to 2018. The amount and availability of the net operating loss carry-forward may be subject to limitations set forth by the Internal Revenue Service and Canada Revenue
Agency. Factors include various circumstances such as whether there is a deemed more than 50 percent change in control.

The Company has determined that it is more likely than not, that the tax benefit of approximately $652,000 from these losses carried will not be realized. As a result the company has taken a 100% valuation reserve against recording the deferred tax asset arising from these loss carryforwards

The Company is in the process of selling Flow-Through shares, whereby the company renounces its exploration expenses to its investors. The renunciation of the exploration expenses provides a tax benefit to the Company's investors. At issuance, the Flow-Through shares will be valued at fair value. The excess of proceeds received over fair value will be recorded as a tax benefit liability.
When the exploration expenses are renounced, the tax benefit liability will be allocated between deferred income taxes and deferred income tax liability at the prevailing corporate tax rate.

                                                                     Exhibit "E"
                               Gemco Minerals Inc.
                (formerly Firstline Environmental Solutions Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  May 31, 2006

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

The following presents the effect on the Company's previously issued financial statements for the year ended May 31, 2005:

Balance sheet as at May 31, 2005 -

                                        Previously      Increase
                                         Reported      (Decrease)      Restated
                                         --------      ----------      --------
      Subscription receivable           $  100,000    $ (100,000)    $        0
      Accounts payable                     183,733         1,684        185,415
      Deficit                           (1,457,373)     (108,329)    (1,565,702)
      Accumulated comprehensive loss             0         6,645          6,645

Statement of operations for the year ended May 31, 2005 -

                                        Previously      Increase
                                         Reported      (Decrease)      Restated
                                         --------      ----------      --------
      Foreign exchange                  $   15,208    $  (15,208)     $       0
      Consulting fees                        7,943       100,000        107,943
      Total operating expenses             172,298        84,792        257,090
      Net Loss                            (314,281)      (84,792)      (399,073)
      Net loss per share                    (0.023)       (0.007)         (0.03)

                                                                     Exhibit "E"
                               Gemco Minerals Inc.
                (formerly Firstline Environmental Solutions Inc.)
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                  May 31, 2006

Note M - Restatement of financial statements (continued)

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

Item 8. Changes In  & Disagreements With Accountants on Accounting  & Financial
Disclosure

There have been no changes in or disagreements with our accountants on issues of accounting or financial disclosure.

Item 8A. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e)
and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the
"Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Company, respectively, have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Audit Committee

The Audit Committee is composed of two directors - Evan Brett and Dorlyn
Evancic. The Audit Committee has reviewed the financial statements included with this report of the Company on Form 10-KSB for the year ended May 31, 2006.

Item 8B. Other Information

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers of our company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

            Name             Position Held with the    Age    Date First Elected / Appointed
                                   Corporation

Thomas Charles Hatton      President and Director      63    January 10, 2005
-------------------------------------------------------------------------------
Evan Allan Brett           Secretary, and Director     65    February 10, 2005
-------------------------------------------------------------------------------
Dorlyn Robert Evancic      Treasurer and Director      42    March 1, 2005

Business Experience
-------------------

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Gemco has three directors and officers as listed below. All of the directors spend as much time as necessary to manage the business as required, and currently utilize an average range of a third to three quarters of their time as a whole, to manage the business on a day to day basis.

Tom Hatton, President: Mr. Hatton has extensive and significant experience in all facets of the minerals and mining industry. Over the past twenty five years
Tom's experience has been and continues to be on the training and technical side of the mineral and placer mining operations, from the field start-up stage to completion and the managing of production. Mr. Hatton ran his own placer mining operation for ten years prior to joining Gemco. Over the ten years, with only five months production time per season, Tom extracted over 4,500 ounces of gold from his placer mining operations. Tom's operation was based within ten miles of
Gemco's present mineral claims at Burns Mountain. Further, both Tom and the
Company's geologist have lived in the same region for over 20 years and continue to live there. They have explored many of the mineral grounds within the area and have become invaluable to the Gemco team and are highly respected in the local mining community. His knowledge and expertise in the mining industry will be instrumental to the company. Mr. Hatton has been a project manager with
Firstline Recovery Systems Inc. in charge of acquisitions and operations, since
1998 and has been in directorship with the Company since 2004.

Evan Brett: Evan has been in commercial real estate for the past 33 years selling and leasing commercial and investment properties and businesses. During that time he has also been active in numerous other businesses and organizations such as 9 years as a director of the Fraser Valley Real Estate Board chairing various committees, 5 years as a director of Homewood Mortgage Investment Corp.
and more recently 3 years as a director of VWR Mortgage Investment Corp. Aside from his involvement in both Gemco companies, he has become an owner and director of two newly formed companies, EKG Minerals Inc. and GM International
Investments Inc. He is a contributing author and editor of a soon to be published manual entitled a Guidebook to Commercial Real Estate. He is a graduate of both U.B.C. and Simon Fraser Universities in B.C. and is the father of 5 grown children. He comes from a background of varied work experience, teacher, skipper, office manager, sales manager, taxi driver, commercial fisherman. He has received additional training in contractual law, public speaking, conflict resolution, writing, media management and public relations.
Mr. Brett has been a commercial realtor for the past 25 years, and he is currently with Royal LePage -- Wolstencroft Realty in Langley, BC.

Dorlyn Evancic: Mr. Evancic has over 20 years of experience in business finance, management and operations in various corporations and industries. He has held executive positions in financial management and as a consultant with many private and public organizations. In these capacities he has coordinated a wide range of corporate activities including, business planning and development, financial analysis, treasury management, due diligence, systems design and implementation. His diverse background and business acumen will enhance our corporate management. Mr. Evancic has held his CGA designation since 1989 and is the President of Pro-Act Management Inc. which has been providing business management and consulting services to an array of company's and industries since
1997. Mr. Evancic serves as the Chief financial Officer for Gemco through the
Company's consulting agreement with Pro-Act Management Inc.

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.   any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.   any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.   being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.   being found by a court of competent jurisdiction (in a civil action), the
     Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 9A. Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and
Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the
Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than
10% shareholders filed the required reports in August 2006.

Item 10. Executive Compensation.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain compensation information for the
Company's officers for the fiscal years ended May 31, 2006, 2005, and 2004. No executive officer of the Company earned total annual salary and bonus exceeding
$100,000 during the fiscal year ended May 31, 2006.

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG TERM COMPENSATION
                                                    ANNUAL             --------------------------------------------
                                                 COMPENSATION                 AWARDS           PAYOUTS
                                           -------------------------   --------------------- -----------
                                                              Other
                                                              Annual   Restricted  Options/               All Other
                                                             Compen-      Stock     SARs *     LTIP        Compen-
Name            Title              Year    Salary   Bonus     sation     Awarded      (#)    payouts ($)   sation
----------      -----------        ----    ------   -----    -------   ----------  --------  -----------  --------

Thomas C.       Director,          2006      $0       0         0        100,000    200,000       0           0
Hatton          President,
                and                2005      $0       0         0           0          0          0           0
                Chief
                Executive          2004      $0       0         0           0          0          0           0
                Officer
--------------------------------------------------------------------------------------------------------------------
Evan A. Brett   Director,          2006      $0       0         0        110,000    100,000       0           0
                and
                Corporate          2005      $0       0         0           0          0          0           0
                Secretary
                                   2004      $0       0         0           0          0          0           0
--------------------------------------------------------------------------------------------------------------------
Dorlyn R.       Director,          2006   $34,089     0         0        400,000    750,000       0           0
Evancic  (1)    Treasurer,
                and                2005    $7,170     0         0        500,000       0          0           0
                Chief
                Financial          2004      $0       0         0           0          0          0           0
                Officer
--------------------------------------------------------------------------------------------------------------------

(1)  Mr. Evancic is employed and compensated by Pro-Act Management Inc., which provides business management and consulting services to us. Mr. Evancic does not bill us for his time spent on the Company and is compensated directly or indirectly by us, through Pro-Act Management Inc. See the section of this filing entitled Certain Relationships and Related
     Transactions

STOCK OPTION GRANTS

We did not grant any stock options to our executive officers during our fiscal year ended May 31, 2006, as illustrated in the following table:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                                    Number of
                                   Securities
                                    Underlying       % of Total
                                     Options      Options Granted   Exercise Price      Expiration
Name                                 Granted        to Employees      (per Share)          Date
----------------------------------------------------------------------------------------------------
Thomas C. Hatton,                      Nil         Not Applicable   Not Applicable    Not Applicable
Director, President  & CEO

Evan A. Brett,                         Nil         Not Applicable   Not Applicable    Not Applicable
Director, Corporate Secretary

Dorlyn R. Evancic,                     Nil         Not Applicable   Not Applicable    Not Applicable
Director, Chief Financial Officer
----------------------------------------------------------------------------------------------------

Subsequent to the end of our fiscal year, we granted options to purchase an aggregate of 2,500,000 shares to certain of our insiders on July 21, 2006 as follows. All options are fully vested and are exercisable for a three year term from the date of grant with 1,800,000 exercisable at a price of $0.15 per share and 700,000 exercisable at a price of $0.25 per share:

                         NAME                                NUMBER OF OPTIONS
            Thomas Hatton, Director and CEO                        200,000
            Evan Brett, Director and Secretary                     100,000
            Dorlyn Evancic, Director and CFO                       750,000
            Great West Management Corp.                            750,000

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following is a summary of the share purchase options exercised by our executive officers for our fiscal year ended May 31, 2006:

                 AGGREGATED OPTION/SAR EXERCISES DURING THE LAST
           FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES

                                                                                        Value of
                                                                                       Unexercised
                                                                                      In-The-Money
                                                                     Unexercised     Options/SARs at
                                      Common                          Options at        Financial
                                      Shares                          Financial         Year-End
                                     Acquired                        Year-End (#)    ($) exercisable
                                        on             Value        exercisable /           /
Name                                 Exercise       Realized ($)    unexercisable     unexercisable
-----                                --------       ------------    -------------     -------------

Thomas C. Hatton,                      NIL              NIL            NIL/NIL         $NIL/ $NIL
Director, President  & CEO

Evan A. Brett,                         NIL              NIL            NIL/NIL         $NIL/ $NIL
Director, Corporate Secretary

Dorlyn R. Evancic,                     NIL              NIL            NIL/NIL         $NIL/ $NIL
Director, Chief Financial Officer
----------------------------------------------------------------------------------------------------

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

COMPENSATION OF DIRECTORS

Our directors are not paid any compensation for acting as our directors.
However, the directors are entitled to participate in the Corporation's stock option plan. During the year ended May 31, 2006 there no stock options granted.

Other Arrangements

None of the directors of the Company were compensated in their capacity as a director by the Company and its subsidiary during the fiscal year ended May 31,
2006 pursuant to any other arrangement.

Indebtedness of Directors and Executive Officers

None of the directors or executive officers of the Company was indebted to the
Company or its subsidiary during the fiscal year ended May 31, 2006, including under any securities purchase or other program.

Item 11 Security Ownership and Certain Beneficial Owners and Management and
Related Stockholder Matters

The following table sets forth, as of August 15, 2006, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of                     Amount and Nature of    Percentage
Beneficial Owner                        Beneficial Ownership    of Class(1)
---------------------------------------------------------------------------

Thomas Hatton (2)                          860,400              4.65%
4221 Jones Avenue
Wells, BC, Canada V0K 2R0
---------------------------------------------------------------------------
Evan Brett (3)                             578,638              3.13%
19651 - 48th Ave
Langley, BC, Canada, V3A 3K7
---------------------------------------------------------------------------
Dorlyn Evancic (4)                         1,780,000            9.63%
1228 Gateway Place
Port Coquitlam, BC, Canada, V3C 5X4
---------------------------------------------------------------------------
Fu Kwai Enterprises Ltd.                   2,524,833            13.66%
Suite 107 - 20644 Eastleigh Cres.
Langley, BC, Canada, V3A 4C4
---------------------------------------------------------------------------
Great West Management Corp. (5)            3,495,818            18.91%
22896 88th Ave,
Fort Langley, BC, Canada, V1M 2S5
---------------------------------------------------------------------------
Directors and Officers (6)                 3,219,038            17.41%
(as a group)

(1)  Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on
     August 15, 2006. As of May 31, 2006, there were 18,486,815 shares issued and outstanding.

(2)  Consists of 660,400 shares held by Thomas Hatton, and 200,000 shares that can be acquired by Mr. Hatton upon exercise of options to purchase shares held by Mr. Hatton within 60 days of the date hereof.

(3)  Consists of 478,638 shares held by Evan Brett and 100,000 shares that can be acquired by Mr. Brett upon exercise of options to purchase shares held by Mr. Brett within 60 days of the date hereof.

(4)  Consists of 630,000 shares held by Dorlyn Evancic and 400,000 shares held by Pro-Act Management Inc. (a company owned by Mr. Evancic) and 750,000 shares that can be acquired by Mr. Evancic upon exercise of options to purchase shares held by Mr. Evancic within 60 days of the date hereof.

(5)  Consists of 2,745,818 shares held by Great West Management Corp. and
     750,000 shares that can be acquired by Great West upon exercise of options to purchase shares held by Great West within 60 days of the date hereof.

(6)  Consists of 2,169,038 shares held by our directors and executive officers and 1,050,000 shares that can be acquired by our directors and executive officers upon exercise of options to purchase shares held by our directors and executive officers within 60 days of the date hereof.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as described under the heading "Executive Compensation", or as set forth below, there are no material transactions with any of our directors, officers or control person that have occurred during the last fiscal year.

There have been the following related party transactions during the past two years:

Date              Related Person/Relationship     Description of Transaction
----              ---------------------------     ---------------------------------------------------------------
May 2004          Great Western Mgmt Corp.        707,818 shares issued for debt conversion of $127,407
                  Principal Shareholder

May 2004          Evan Brett/Director &       65,000 shares issued for debt conversion of $16,250
                  Secretary                       40,000 shares issued for a one year loan extension fee on his
                                                  $10,000 short-term loan

May 2004          Fu Kwai Ent. Ltd.               350,000 shares issued for a one year loan extension fee on its
                  Principal Shareholder           $200,000 short-term loan

May 2004          Tom Hatton/Director &       65,500 shares issued for debt conversion of $16,375
                  President

June 2005         Fu Kwai Ent. Ltd.               1,155,833 shares issued for debt conversion of $127,144
                  Principal Shareholder

June 2005         Evan Brett/Director &       33,416 shares issued for debt conversion of $6,014
                  Secretary                       222,222 shares issued for debt conversion of $50,000

June 2005         Delaine J. Mollica              325,000 shares issued for debt conversion of $65,000
                  of Great West Mgmt Corp.,
                  principal shareholder

June 2005         Dorlyn Evancic/Director &   500,000 issued for business management and consulting services
                  Chief Financial Officer*        pursuant to the consulting agreement with Pro-Act Management Inc.

June 2005         Global Energy Resources Ltd.    411,000 shares issued for debt conversion of $102,750.

April 2006        Tom Hatton/Director  &      100,000 shares issued for management services at a deemed value
                  President                       of $10,000.

April 2006        Evan Brett/Director  &      110,000 shares issued for management services at a deemed value
                  Secretary                       of $11,000

                  Delaine J. Mollica,
April 2006        of Great West Mgmt Corp.,       120,000 shares issued for management services at a deemed value
                  principal shareholder           of $12,000

April 2006        Pro-Act Management Inc.*        400,000 shares issued for business management and consulting services at a deemed value of $40,000

April 2006        Evan Brett/Director  &      Subscribed for 40,000 shares under the flow-through offering for
                  Secretary                       $10,000

July 2005 to      Evan Brett/Director  &      Shareholders loans to the Company in the net sum of $22,935
April 2006        Secretary

May 2006 to June  Great West Management Corp.,    Shareholders loan to the Company in the amount of $10,500
2006              Principal Shareholder

August 2006       Pro-Act Management Inc.*        Shareholders loan to the Company in the amount of $5,000

*    Mr. Evancic serves as Chief Financial Officer through a consulting agreement with Pro-Act Management, see Exhibit 10.2

STOCK OPTIONS

Grants of Stock Options

Subsequent to the end of our fiscal year, we granted options to purchase an aggregate of 2,500,000 shares to certain of our insiders on July 21, 2006 as follows. All options are fully vested and are exercisable for a three year term from the date of grant with 1,800,000 exercisable at a price of $0.15 per share and 700,000 exercisable at a price of $0.25 per share:

               NAME                                          NUMBER OF OPTIONS

Thomas Hatton, Director and CEO                                    200,000
Evan Brett, Director and Secretary                                 100,000
Dorlyn Evancic, Director and CFO                                   750,000
Great West Management Corp.                                        750,000

Item 13. Exhibits and Reports on Form 8-K.

The following reports on Form 8-K were filed during the year ended May 31, 2006:

8K filed on April 17, 2006 regarding corporate name change.

The following are exhibits to this Annual Report

Exhibit No.       Identification of Exhibit
-----------       -------------------------
2.1               Articles of Incorporation *
2.2               Articles of Amendment dated March 1, 2000 *
2.3               Articles of Amendment dated October 19, 2001 *
2.4               Articles of Amendment dated April 17, 2006***
3.1               Form of Specimen of Common Stock *
3.2               Form of 2003 Debt Settlement Agreement *
3.3               Form of 2005 Common Stock Purchase Warrant *
10.1              Intellectual Property Assignment Agreement dated June 4, 1998 *
10.2              Pro Act Management Consulting Contract *
10.3              Georgia International Mining Option Agreement dated July 30, 2005 *
10.4              Golden Spike Agreement dated March 26, 2002 **
14.0              Code Of Business Conduct  & Ethics and Compliance Program
31.1              Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
                  to Section 302 of the Sarbanes-Oxley Act of 2003.
31.2              Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
                  to Section 302 of the Sarbanes-Oxley Act of 2003.
32.1              Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
                  to Section 906 of the Sarbanes-Oxley Act of 2003.
32.2              Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
                  to Section 906 of the Sarbanes-Oxley Act of 2003.

*    Incorporated by reference from Form 10-SB Registration Statement on
     September 13, 2005
**   Incorporated by reference from Form 10-SB/A Registration Statement on
     November 2, 2005
***  Incorporated by reference from Form 8K Registration Statement on April 17,
     2006

Item 14. Principal Accounting Fees and Services

Audit Fees: The aggregate fees billed for the fiscal year ended May 31, 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10KSB was approximately $15,000 as compared to $12,000 for the similar period of the preceding fiscal year and for the period from inception of
August 21, 1997.

Audit-Related Fees are fees charged by our independent auditor for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees"
above. This category comprises fees billed for independent accountant review of our interim financial statements and management discussion and analysis, as well as advisory services associated with our financial reporting. Such fees were approximately $5000 versus $0 for the similar period last year and for the period from inception of August 21, 1997, to May 31, 2005 the amount was $0.

Tax Fees: The aggregate fees billed for the fiscal year ended May 31, 2006 for professional services rendered by the principal accountant for tax compliance and tax planning was approximately $1,750 and for the period from inception of
August 21, 1997, to May 31, 2005 the amount was $0.

All Other Fees: The aggregate fees billed for the fiscal year ended May 31, 2006 for products and services provided by the principal accountant other than the services reported above was approximately $0 and for the period from inception of August 21, 1997, to May 31, 2005 the amount was $0

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GEMCO MINERALS, INC.
                                  (Registrant)

                                   By:  /s/ Thomas C. Hatton
                                        --------------------
                                   Thomas C. Hatton, President and Director
                                        Chief Executive Officer
                                   Date: September 13, 2006

                                   By:  /s/ Dorlyn R. Evancic
                                        ---------------------
                                   Dorlyn R. Evancic, Treasurer and Director
                                         Chief Financial Officer
                                   Date:  September 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   By:   /s/ Thomas C. Hatton
                                        ---------------------
                                   Thomas C. Hatton, President and Director
                                         Chief Executive Officer
                                   Date:  September 13, 2006

                                   By:   /s/ Dorlyn R. Evancic
                                        ----------------------
                                   Dorlyn R. Evancic, Treasurer and Director
                                         Chief Financial Officer
                                   Date:  September 13, 2006

                                   By:   /s/ Evan A. Brett
                                        ------------------
                                   Evan A. Brett, Secretary and Director
                                   Date:  September 13, 2006