Form 10QSB
period 2006-08-31
Gemco Minerals, Inc.
filed 2006-10-13
CIK 1338118

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the three month period ended August 31, 2006

[ ]  Transition report under Section 13 or 15(d) of the Securities Exchange
     Act
     For the transition period from _________ to ____________

                        Commission file number: 000-51523

                               GEMCO MINERALS INC.
                      ------------------------------------
                 (Name of Small Business Issuer in its Charter)

               Florida                                      65-10011685
               ------                                       -----------
   (State or other Jurisdiction                           (IRS Employer
of Incorporation or Organization)                        Identification No.)

          #203 - 20189  56th Avenue, Langley, British Columbia, Canada
              ----------------------------------------------------
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
          Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 9, 2006, the Registrant had 18,486,815 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one):

          Yes [ ]     No [X]

                                 C O N T E N T S

                                                                       Page
Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements........................................F1-F9

Item 2.   Management's Discussion and Analysis or Plan of Operation.....2

Item 3.   Controls And Procedures.......................................6

Part II. OTHER INFORMATION

Item 1.   Financial Statements.

GEMCO MINERALS INC.
(formerly Firstline Environmental Solutions Inc.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
As at August 31, 2006
(Expressed in U.S. dollars)
(unaudited)

                                                                August 31,     May 31,
                                                                  2006          2006
                                                               ----------    -----------
Assets

Current:

  Cash                                                        $    15,042    $    11,797
                                                               ----------    -----------

Investments (Note 3)                                               14,615         14,615
Mineral Property (Note 5)                                          99,272         99,272
Equipment (Note 4)                                                 69,622         72,776
                                                               ----------    -----------

                                                                  183,509        186,663
                                                               ----------    -----------

Total Assets                                                  $   198,551    $   198,460
                                                              ===========    ===========

Liabilities

Current:

  Accounts payable and accrued liabilities                    $   139,433    $   142,691
  Due to related parties (Notes 6(a) and (b))                     107,370         97,696
  Due to shareholders (Note 6(c))                                  94,863         37,782
  Notes payable - related parties (Notes 6(d), (e) and (f))        50,125         48,297
  Notes payable (Note 7)                                          534,687        521,173
                                                               ----------    -----------

Total Liabilities                                                 926,478        847,639
                                                               ----------    -----------
Going Concern (Note 1)
Commitments (Note 5(b))
Subsequent Event (Note 9)

Shareholders' Deficit

Share Capital:

Authorized
  50,000,000 Common shares with par value of $0.001
Issued and Outstanding
  18,486,815 Common shares                                         18,487         18,487
Additional Paid-in Capital                                      1,394,239      1,394,239
Deficit Accumulated During The Development Stage               (2,068,762)    (1,987,715)
Other Accumulated Comprehensive Loss                              (71,891)       (74,190)
                                                               ----------    -----------

Total Shareholders' Deficit                                      (727,927)      (649,179)
                                                               ----------    -----------

Total Liabilities and Shareholders' Deficit                   $   198,551    $   198,460
                                                              ===========    ===========

    (The Accompanying Notes are an Integral Part of the Financial Statements)
                                       F-1

GEMCO MINERALS INC.
(formerly Firstline Environmental Solutions Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended August 31, 2006 and 2005
(Expressed in U.S. dollars)
(unaudited)

                                                      2006             2005
                                                  ------------     ------------
Revenue                                           $         --     $         --
                                                  ------------     ------------

Operating Expenses

  Amortization                                           3,154            7,613
  Consulting fees                                       18,832           52,454
  General and administrative                            22,181           20,242
  Management fees                                       14,196           12,000
  Mineral property costs (recoveries)                   13,920          (27,105)
  Professional fees                                      8,764            8,181
                                                  ------------     ------------

  Total operating expenses                              81,047           73,385
                                                  ------------     ------------

Net Loss                                          $     81,047     $     73,385
                                                  ------------     ------------

Net loss per weighted-average share
  Basic and fully diluted                         $         --     $         --
                                                  ------------     ------------

Weighted-average number of shares                   18,487,000       17,103,939
                                                  ------------     ------------

    (The Accompanying Notes are an Integral Part of the Financial Statements)
                                       F-2

GEMCO MINERALS INC.
(formerly Firstline Environmental Solutions Inc.)
(An Exploration Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS Three
Months Ended August 31, 2006 and 2005 (Expressed in U.S. dollars)
(unaudited)

                                                                          Three Months
                                                                         Ended August 31,
                                                                        2006          2005
                                                                      ---------    ---------
Operating Activities

Net loss                                                              $ (81,047)   $ (73,385)

Adjustments to reconcile net loss to net cash used in operating and financing activities

  Amortization                                                            3,154        7,613
  Shares issued for services                                                 --       50,000
  Shares issued for settlement of debt                                       --      340,907

  Changes in non-cash working capital

    Accounts payable and accrued liabilities                             (3,258)      19,003
    Due to related parties                                               18,715       20,315
    Amount due to shareholders                                               --     (332,309)
                                                                      ---------    ---------

Net Cash Provided by (Used in) Operating Activities                     (62,436)      32,144
                                                                      ---------    ---------
Investing Activities

  Disposal of mineral claims                                                 --            1
  Proceeds from disposal of equipment                                        --        1,641
                                                                      ---------    ---------

Net Cash Provided by (Used in) Investing Activities                          --        1,642
                                                                      ---------    ---------
Financing Activities

  Advances from a related party                                           8,232           --
  Advances from shareholders                                             59,395           --
                                                                      ---------    ---------

Net Cash Provided by Financing Activities                                67,627           --
                                                                      ---------    ---------

Foreign exchange included in other comprehensive loss                    (1,946)     (32,838)
                                                                      ---------    ---------

Net Increase in Cash                                                      3,245          948

Cash and equivalents, beginning                                          11,797           77
                                                                      ---------    ---------

Cash and cash equivalents, ending                                     $  15,042    $   1,025
                                                                      =========    =========

Supplemental disclosure of non-cash transactions:

  Shares issued for services                                                 --       50,000
  Shares issued for settlement of debt                                       --      340,907

    (The Accompanying Notes are an Integral Part of the Financial Statements)
                                       F-3

GEMCO MINERALS INC.
(formerly  Firstline Environmental Solutions Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited)

1.   Exploration Stage Company

     The Company was incorporated in the State of Florida on August 21, 1997.

     The Company is an Exploration Stage Company, as defined by Statement of
     Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by
     Development Stage Enterprises". The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

     These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The
     Company has never generated revenue and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at August 31,
     2006 the Company has a working capital deficit of $911,436, and has accumulated losses of $2,068,762 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

2.   Summary of Significant Accounting Policies

     a)   Basis of Presentation and Consolidation

          These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Firstline Recovery Systems Inc.
          ("Firstline"), a company incorporated in the Province of British
          Columbia, Canada, on June 1, 1998. All intercompany transactions and balances have been eliminated. The Company's fiscal year end is May
          31.

     b)   Use of Estimates

          The preparation of financial statements in conformity with U.S.
          generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     c)   Cash and Cash Equivalents

          The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

GEMCO MINERALS INC.
(formerly  Firstline Environmental Solutions Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

     d)   Basic and Diluted Net Income (Loss) Per Share

          The Company computes net income (loss) per share in accordance with
          SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted
          EPS excludes all dilutive potential shares if their effect is anti-dilutive.

     e)   Financial Instruments

          The fair values of cash, accounts payable, accrued liabilities and due to related party, approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

     f)   Foreign Currency Transactions/Balances

          The Company's functional currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation"
          ("SFAS No. 52). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

          The functional currency of the wholly owned subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to
          United States dollars in accordance with SFAS No. 52 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains
          (losses) are recorded in accumulated other comprehensive income (loss)
          as a component of stockholders' equity. Foreign currency transaction gains and losses are included in current operations.

     g)   Mineral Property Costs

          The Company has been in the exploration stage since its inception on
          January 24, 2005, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02,
          "Whether Mineral Rights Are Tangible or Intangible Assets". The
          Company assesses the carrying costs for impairment under SFAS 144,
          "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

GEMCO MINERALS INC.
(formerly  Firstline Environmental Solutions Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited)

2. Summary of Significant Accounting Principles (continued)

     h)   Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2006, the Company's only component of comprehensive loss was foreign currency translation adjustments.

     i)   Income Taxes

          Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

     j)   Stock-based Compensation

          Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting
          Principles Board Opinion No. 25, "Accounting for Stock Issued to
          Employees" using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the
          Company's employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1,
          2006, the Company adopted the fair value recognition provisions of
          SFAS No. 123R "Share Based Payments", using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

     k)   Recent Accounting Pronouncements

          In June 2006, the Financial Accounting Standards Board (FASB) issued
          FASB Integration No. 48, "Accounting for Uncertainty in Income Taxes,
          an interpretation of FASB Statements No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition.
          FIN 48 is effective for fiscal years beginning after December 15,
          2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

          The FASB has issued SFAS No. 155 "Accounting for Certain Hybrid
          Financial Instruments" and SFAS No. 156 "Accounting for Servicing of
          Financial Assets", but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.

GEMCO MINERALS INC.
(formerly  Firstline Environmental Solutions Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited)

2.       Summary of Significant Accounting Principles (continued)

     l)   Interim Financial Statements

          The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and are presented in United States dollars. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles and policies described in the Company's annual financial statements for the year ended May 31,
          2006, and should be read in conjunction with those statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the
          Company's financial position, results of operations and cash flows have been included. Operating results for the three-month period ended
          August 31, 2006 are not necessarily indicative of the results that may be expected for the year ended May 31, 2007.

     m)   Reclassifications

          Certain reclassifications have been made to the prior year's financial statements to conform to the current period's presentation.

3.   Investments

     On March 26, 2002, the Company paid $14,615 (CDN$20,000) to purchase an option to acquire 49% of the outstanding shares of Slate Creek Mining
     Company Ltd. for CDN$1,000,000. The option expires March 26, 2007.

4.   Property and Equipment

                            Accumulated    August 31, 2006       May 31, 2006
                   Cost    Amortization   Net carrying value  Net carrying value
                    $            $                $                    $

     Equipment   295,842      226,220           69,622              72,776
     ---------------------------------------------------------------------------

GEMCO MINERALS INC.
(formerly  Firstline Environmental Solutions Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited)

5.   Mineral Property

     (a)  On May 15, 2005, Firstline assigned its interest to six mineral claims at Burns Mountain, and two mineral claims for Hawks Placer and Joytown
          Placer in exchange for $81,242 (CDN$102,002).

          The Company has obtained geological evidence indicating that there are probable reserves located on the mineral claims and has capitalized the claims pending further development.

     (b)  On July 30, 2005, the Company sold an option to Georgia International
          Mining Corporation ("Georgia") to purchase three mineral claims in exchange for $227,055 (CDN$285,000) payable as follows: $27,884
          (CDN$35,000) which was paid at July 30, 2005, $99,586 (CDN$125,000)
          payable on August 31, 2006 and $99,586 (CDN$125,000) payable on August
          31, 2007. On March 6, 2006, the Company entered into an Amendment to the Option Agreement whereby the payment dates were extended by one year to August 31, 2007 and August 31, 2008, respectively.

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

     (c)  On May 9, 2006, the Company acquired two additional mineral claims at
          Burns Mountain adjacent to its existing tenures in exchange for 50,000 shares of the Company with a fair value of $14,500 from a third party.

          On May 24, 2006, the Company entered into a joint venture agreement
          (the "JV Agreement") with Canamex Corporation ("Canamex"), a Mexican
          Mining company duly incorporated in the country of Mexico (Minera
          Canamex, S.A. de C.V.). In accordance with the JV Agreement, the
          Company advanced $3,500 to Canamex which was utilized to acquire one mineral claim in the Ensenada region of Baja California.

          At August 31, 2006, cumulative exploration costs on these mineral claims are $217,200 (May 31, 2006 - $203,280).

6.   Related Party Transactions

     (a)  As at August 31, 2006, the Company owed $37,194 to a related company for operating expenses. The amount is unsecured, non-interest bearing, and due on demand.
     (b)  As at August 31, 2006, the Company owed $70,176 to various management and directors for operating expenses. The amounts are unsecured, non-interest bearing, and due on demand.
     (c)  As at August 31, 2006, the Company owed $94,863 to various shareholders of the Company for operating expenses. The amounts are unsecured, non-interest bearing, and due on demand.
     (d)  On August 22, 2000, the Company issued a promissory notes to the
          President of the Company for proceeds of $4,523 (CDN$5,000). The note is unsecured, due interest of 16% per annum and due on demand. As at
          August 31, 2006, accrued interest of $3,751 (CDN$4,153) remained outstanding.

GEMCO MINERALS INC.
(formerly  Firstline Environmental Solutions Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited)

6.   Related Party Transactions (continued)

     (e)  On June 1, 2004, the Company issued a promissory note to the President of the Company for proceeds of $17,076 (CDN$18,874). The notes is unsecured due interest of 24% per annum, and due on demand. As at
          August 31, 2006, principal balance of $5,236 (CDN$5,787) and accrued interest of $3,492 (CDN$3,860) remained outstanding.
     (f)  On June 8, 2004, the Company issued a promissory note to a director of the Company for proceeds of $27,142 (CDN$30,000). The note is unsecured, due interest of 15% per annum, and due on demand. As at
          August 31, 2006, principal balance of $27,142 (CDN$30,000) and accrued interest of $10,504 (CDN$11,610) remained outstanding.

7.   Notes Payable

     Between 2000 and 2004, the Company issued promissory notes for proceeds of
     $415,760 (CDN$459,540). The notes are unsecured, due interest ranging from
     0-18% per annum, and due on demand. At August 31, 2006, principal balance of $369,679 (CDN$408,606) and accrued interest of $165,008 (CDN$182,383)
     remained outstanding.

8.   Common Stock

     (a)  On June 14, 2005, the Company issued 2,147,471 common shares in settlement of debt valued at $340,907. Values were negotiated with the interested parties under the same basis as previous share for debt exchanges.
     (b)  On June 14, 2005, the Company issued 500,000 common shares in exchange for consulting services with a fair value of $50,000.
     (c)  On April 20, 2006, the Company issued 980,000 common shares in exchange for consulting, management, legal and accounting services with a fair value of $98,000.

9.   Subsequent Event

     On September 19, 2006, the Company restructured its' Stock Option Plan (the
     "Plan") to issue 2,500,000 stock options. Under the terms of the Plan,
     1,800,000 stock options are exercisable at $0.15 per share and 700,000 stock options are exercisable at $0.25 per share for a period of three years from the date of issuance.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Overview

Except for the historical information contained herein, the following discussion contains forward -looking statements that are subject to risks and un certainties. Actual results may differ substantially from those referred to herein. The following discussion should be read with the audited financial statements of Gemco Minerals Inc.

Corporate History

The Company was incorporated in the State of Florida on August 27, 1997 under the name of Project I Corp. On October 18, 2001 the Company changed its name to
Firstline Environmental Solutions Inc. and traded under the symbol FEMS. On July
18, 2002 Firstline Environmental Solutions Inc., conducted a reverse takeover with Firstline Recovery Systems Inc., which is now a wholly owned subsidiary of the Company. On March 24, 2006, the Company changed its name to Gemco Minerals,
Inc. and in accordance with the name change, the Company's common stock has assigned 368634 10 1 as its new Cusip Number and effective April 10, 2006, the
Company's trading symbol was changed to GMML. Our statutory registered agent's office is located at #210 - 7695 SW - 104 Street, Miami, FL 33156 and our
business office is located at #203 - 20189 56th Ave, Langley, BC, V3A 3Y6. Our telephone number is 866-848-2940.

Current Business

Mining - Precious Metals

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

A summary of all the mineral claims are as follows:

Gemco has also entered into a joint venture Agreement with Canmex Corporation of
Mexico, wheres as Gemco Holds 50% ownership in a Placer deposit of approximately
1260 acres. Canamex will be conducting specialized exploration for certain industrial minerals that may be extracted from the acquired claims

Mineral Rights Option Agreement
In July 2005, Gemco Minerals Inc., entered into an option to Purchase
Agreement with Georgia International Mining Corporation, whereby the Company has optioned to Georgia International Mining Corporation three mineral tenures of the Companies six mineral tenures located near Wells, British Columbia, Canada.

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

Wholly Owned Subsidiary

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

Centrifuge Processor
The Firstline "Centrifuge Processor" is a proprietary machine that removes lead and other heavy metals from affected soils using its process directly connected to specific gravity as well as sluicing action. With its roots in the mining industry the "Centrifuge Processor" is versatile, yet rugged enough to handle the most demanding projects. It has been designed to maximize throughput while minimizing environmental concerns. With on-board screens, hydraulics, self power sources and concentrators the "Centrifuge Processor" uses water that is continually recycled, eliminating environmental degradation from spills and greatly reducing the use of fresh water. The Canadian Ministry of Defence called on Firstline and the "Centrifuge Processor" technology to assist them with the clean up of contaminated soil at a military base in Chilliwack, British
Columbia, Canada. Firstline was able to meet all the requirements set out for them, removing lead bullets or slugs & lead and copper fines to 300 ppm as well as brass casings in accordance with established guidelines. From the Ministries own estimates, a minimum of $261,000 savings was realized through the use of
Firstline's technology.

Results of Operations - Gemco Minerals Inc.
Three Months Ended August 31, 2006

During the three months ended August 31, 2006, Gemco recorded a net loss of
$81,047 as compared to a loss of $73,385 for the three months ended August 31,
2005. This is an increase in the loss of approximately $7,662. The loss is less than $0.01 per common share. Gemco has not yet generated any revenues from its
Mineral Exploration Program. The $81,047 in total expenses consists mainly of:
accrued interest on short term notes, amortization, professional fees and consulting fees.

As of August 31, 2006, Gemco had total liabilities of $926,478 consisting of
$139,433 in accounts payable and accrued liabilities, $107,370 due to related parties, $94,863 due to shareholders and $584,812 in notes payable, of which
$50,125 are due to related parties. Liabilities increased approximately $78,839 from May 31, 2006 due primarily to the $57,081 increase in amounts due to shareholders. This consists of $19,581 of increased shareholders loans and
$37,500 of subscriptions for shares which have not be issued until the close of the flow-through offering.

Gemco's current assets at August 31, 2006, consisted of $15,042 in cash which increased from $11,797 as of May 31, 2006. Total assets as of August 31, 2006 were $198,551 with Mineral claims recorded at $99,272 and Investments of $14,615 for the Company's option to purchase 49% of the outstanding shares of Slate
Creek Mining Company Ltd. for $1,000,000 Canadian, which expires March 26, 2007.

Liquidity and Capital Resources

The Company's assets are recorded at the lower of cost or market value. The total assets at August 31, 2006 were $198,551 net of amortization. The majority of Gemco's assets are long-term in nature and thus considered to be of lower liquidity. The Company's cash inflow has been generated mainly from shareholder loans, short-term loans and issuance of common stock with minimal revenues and government incentive programs since inception.

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

Item 1.   Legal Proceedings.      None.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.
           On September 29, 2006, by consent action of the majority
           shareholders of the Company, Gemco changed its auditors to
           Manning Elliott.

Item 5.   Other Information. None

Item 6.   Exhibits and Reports on Form 8-K.

     (i)  Exhibits

Item 1.     Index to Exhibits

Exhibit
No.        Identification of Exhibit
-------    ---------------------------------------------------------------------
3.1        Articles of Incorporation *
3.2        Articles of Amendment dated March 1, 2000 *
3.3        Articles of Amendment dated October 19, 2001 *
3.4        Articles of Amendment dated April 17, 2006 ***
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
14.0       Code of Business Conduct & Ethics and Compliance Program****
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
**** Incorporated by reference from Form 10K-SB Registration Statement on
     September 13, 2006

(ii) Reports

The following reports on Form 8-K were filed during the period covered by this report:

     None, however an 8-K reporting the change of auditor was filed on September
29, 2006

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto, duly authorized.

Gemco Minerals Inc.

DATE: October 10, 2006

By: /s/ TOM HATTON
----------------------
Tom Hatton, President, Director
and Chief Executive Officer

