Form 10QSB
period 2006-11-30
Gemco Minerals, Inc.
filed 2007-01-12
CIK 1338118

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)

     [X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934

          For the six month period ended November 30, 2006

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

       #203 - 20189  56th Avenue, Langley, British Columbia, Canada, V3A 3Y6
       ---------------------------------------------------------------------
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
          Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 8, 2007 the Registrant had 18,486,815 shares of common stock, $0.001 par value, outstanding.

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

Part II. OTHER INFORMATION

Item 1.   Financial Statements.
GEMCO MINERALS INC.
(formerly  Firstline Environmental Solutions Inc.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
as at November 30, 2006
(Expressed in U.S. dollars)
(unaudited)

                                                                  November 30,      May 31,
                                                                      2006           2006
                                                                  -----------    -----------
Assets
Current:
      Cash                                                        $    11,288    $    11,797
                                                                  -----------    -----------

Investments (Note 3)                                                   14,615         14,615
Mineral Claims (Note 5)                                                99,272         99,272
Equipment (Note 4)                                                     66,469         72,776
                                                                  -----------    -----------
                                                                      180,356        186,663
                                                                  -----------    -----------
Total Assets                                                          191,644        198,460
                                                                  ===========    ===========

Liabilities
Current:
      Accounts payable and accrued liabilities                    $    63,438    $   113,355
      Due to related parties (Notes 6(a) and (b))                     164,046        116,554
      Due to shareholders (Note 6(c))                                  34,864         17,782
      Notes payable - related parties (Notes 6(d), (e) and (f))        50,446         48,298
      Notes payable (Note 7)                                          494,136        521,650
                                                                  -----------    -----------
Total Liabilities                                                     806,930        817,639
                                                                  -----------    -----------

Shareholders' Deficit
Share Capital (Note 8)
      Authorized -
        50,000,000 Common shares with par value of $0.001
      Issued and Outstanding -
        18,486,815 (May 31, 2006 - 18,486,815) Common shares           18,487         18,487
      Additional paid-in capital                                    1,394,239      1,394,239
      Shares subscribed (Note 8)                                      142,420         30,000

Deficit, accumulated during the development stage                  (2,120,537)    (1,987,715)
Other accumulated comprehensive loss                                  (49,895)       (74,190)
                                                                  -----------    -----------
Total Shareholder's Deficit                                          (615,286)      (619,179)
                                                                  -----------    -----------
Total Liabilities and Shareholders' Deficit                       $   191,644    $   198,460
                                                                  ===========    ===========

Going Concern (Note 1) and
Commitments (Note 5)

    (The Accompanying Notes are an Integral part of the Financial Statements)

                                      F-1

GEMCO MINERALS INC.
(formerly  Firstline Environmental Solutions Inc.)
(An Exploration Stage Company) CONSOLIDATED STATEMENT OF OPERATIONS Six Months
Ended November 30, 2006 and 2005 (Expressed in U.S. dollars)
(unaudited)
                                                            Six Months
                                                        Ended November 30,
                                                      2006             2005
                                                 ------------      ------------

Revenue                                          $         --      $         --
                                                 ------------      ------------

Operating Expenses
    Amortization                                        6,307            15,226
    Commissions                                        13,107                --
    General and administrative                          9,120             2,281
    Interest and bank charges                          34,990            37,518
    Investor Relations                                 20,165             3,619
    Management and consulting fees                     23,592            72,323
    Mineral property costs (recoveries)                33,947           (27,105)
    Professional fees                                  14,361            13,377
                                                 ------------      ------------
    Total operating expenses                          155,590           117,239

Other Income                                          (22,768)               --

                                                                   ------------
Net Loss for the period                          $    132,822      $    117,239
                                                 ============      ============

Net loss per weighted-average share -
    Basic and fully diluted                      $         --      $         --
                                                 ============      ============

Weighted-average number of shares                  18,487,000        17,289,809
                                                 ============      ============

    (The Accompanying Notes are an Integral part of the Financial Statements)
                                       F-2

GEMCO MINERALS INC.
(formerly  Firstline Environmental Solutions Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended November 30, 2006 and 2005
(Expressed in U.S. dollars)
(unaudited)

                                                                   Six Months
                                                               Ended November 30,
                                                               2006         2005
                                                            ---------    ---------
Operating Activities
    Net loss                                                $(132,822)   $(117,239)
    Adjustments to reconcile net loss to net cash used in
       operating and financing activities

       Amortization                                             6,307       15,226
       Shares issued for services                                  --       50,000
       Shares issued for settlement of debt                        --      340,907

    Changes in non-cash working capital
       Accounts payable and accrued liabilities               (49,917)      51,225
       Due to related parties                                   2,148           --
       Due to shareholders                                         --     (321,241)
       Notes payable                                            4,906       25,755
                                                            ---------    ---------
Net cash provided by (used in) operating activities          (169,378)      44,633
                                                            ---------    ---------

Investing Activities
    Disposal of mineral claims                                     --            1
    Proceeds from disposal of equipment                            --        2,898
                                                            ---------    ---------
Net cash provided by investing activities                          --        2,899
                                                            ---------    ---------

Financing Activities
    Advances from a related party                              47,492           --
    Advances from shareholders                                 17,082           --
    Proceeds from share subscriptions                          80,000           --
                                                            ---------    ---------
Net cash provided by investing activities                     144,574           --
                                                            ---------    ---------
Foreign exchange included in other comprehensive loss          24,295      (42,921)
                                                            ---------    ---------

Net Increase (Decrease) in Cash                                  (509)       4,610

Cash and cash equivalents, beginning                           11,797           77
                                                            ---------    ---------
Cash and cash equivalents, ending                           $  11,288    $   4,687
                                                            =========    =========

Supplemental disclosure of non-cash transactions:
    Shares issued for services                              $      --    $  50,000
    Shares issued for settlement of debt                    $      --    $ 340,907
    Shares subscribed for settlement of debt                $  32,420    $      --

    (The Accompanying Notes are an Integral part of the Financial Statements)
                                       F-3

GEMCO MINERALS INC.
(formerly  Firstline Environmental Solutions Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited)

1.   Exploration Stage Company

     The Company was incorporated in the State of Florida on August 21, 1997 and is an Exploration Stage Company, as defined by Statement of Financial
     Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development
     Stage Enterprises". The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

     These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The
     Company has generated minimal revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at
     November 30, 2006 the Company has a working capital deficit of $795,642 and has accumulated losses of $2,120,537 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

2.   Summary of Significant Accounting Policies

     a)   Basis of Presentation and Consolidation

          These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Firstline Recovery Systems Inc.
          ("Firstline"), a company incorporated in the Province of British
          Columbia, Canada, on June 1, 1998. All intercompany transactions and balances have been eliminated. The Company's fiscal year end is May
          31.

     b)   Use of Estimates

          The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

     e)   Financial Instruments

          The fair values of cash, investments, accounts payable, accrued liabilities, amounts due to shareholders and amounts due to related parties, approximate their carrying values due to the immediate or short-term maturity of these consolidated financial instruments.

     f)   Foreign Currency Transactions/Balances

          The Company's functional currency is the United States dollar. The consolidated financial statements of the Company are translated to
          United States dollars in accordance with SFAS No. 52 "Foreign Currency
          Translation" ("SFAS No. 52). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars.
          The Company has not, to the date of these consolidated financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

     g)   Mineral Property Costs

          The Company has been in the exploration stage since its inception on
          August 21, 1997, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02,
          "Whether Mineral Rights Are Tangible or Intangible Assets". The
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

     h)   Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2006, the Company's only component of comprehensive loss was foreign currency translation adjustments.

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

     k)   Recent Accounting Pronouncements

          In September 2006, the Financial Accounting Standards Board ("FASB")
          issued SFAS No. 158, "Employers' Accounting for Defined Benefit
          Pension and Other Postretirement Plans - an amendment of FASB
          Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan)
          as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.
          This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

          In September 2006, the FASB issued SFAS No. 157, "Fair Value
          Measurements". The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS
          No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

          In June 2006, the Financial Accounting Standards Board (FASB) issued
          FASB Integration No. 48, "Accounting for Uncertainty in Income Taxes,
          an interpretation of FASB Statements No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition.
          FIN 48 is effective for fiscal years beginning after December 15,
          2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

          In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140,
          Accounting for Transfers and Servicing of Financial Assets and
          Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities

GEMCO MINERALS INC.
(formerly  Firstline Environmental Solutions Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited)

2.   Summary of Significant Accounting Principles (continued)

          at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

     l)   Interim Financial Statements

          The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and are presented in United States dollars. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles and policies described in the Company's annual consolidated financial statements for the year ended May 31, 2006, and should be read in conjunction with those statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company's financial position, results of operations and cash flows have been included. Operating results for the three-month period ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ended May
          31, 2007.

     m)   Reclassifications

          Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current period's presentation.

3.   Investments

     On March 26, 2002, the Company paid $14,615 (CDN$20,000) to purchase an option to acquire 49% of the outstanding shares of Slate Creek Mining
     Company Ltd. for CDN$1,000,000. The option expires March 26, 2007.

4.   Property and Equipment

                                                                   May 31,
                                               November 30,          2006
                            Accumulated            2006          Net carrying
                   Cost    Amortization     Net carrying value      value
                    $            $                  $                 $

     Equipment   295,842      229,373             66,469            72,776
     -------------------------------------------------------------------------

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

     (b)  On July 30, 2005, the Company sold an option to Georgia International
          Mining Corporation ("Georgia") to purchase three mineral claims in exchange for $227,055 (CDN$285,000) payable as follows: $27,884
          (CDN$35,000) which was paid at July 30, 2005, $99,586 (CDN$125,000)
          payable on November 30, 2006 and $99,586 (CDN$125,000) payable on
          November 30, 2007. On March 6, 2006, the Company entered into an
          Amendment to the Option Agreement whereby the payment dates were extended by one year to November 30, 2007 and November 30, 2008, respectively.

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

          At November 30, 2006, cumulative exploration costs on these mineral claims are $237,227 (May 31, 2006 - $203,280).

6.   Related Party Transactions

     (a)  As at November 30, 2006, the Company owed $41,149 to a related company for operating expenses. The amount is unsecured, non-interest bearing, and due on demand.

     (b)  As at November 30, 2006, the Company owed $122,897 to various management and directors for operating expenses. The amounts are unsecured, non-interest bearing, and due on demand.

     (c)  As at November 30, 2006, the Company owed $34,864 to various shareholders of the Company for operating expenses. The amounts are unsecured, non-interest bearing, and due on demand.

GEMCO MINERALS INC.
(formerly  Firstline Environmental Solutions Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
(Unaudited)

6.   Related Party Transactions (continued)

     (d)  On August 22, 2000, the Company issued a promissory note to the
          President of the Company for proceeds of $4,523 (CDN$5,000). The note is unsecured, due interest of 16% per annum and due on demand. As at
          November 30, 2006, accrued interest of $3,776 (CDN$4,313) remained outstanding.

     (e)  On June 1, 2004, the Company issued a promissory note to the President of the Company for proceeds of $17,076 (CDN$18,874). The note is unsecured, due interest of 24% per annum, and due on demand. As at
          November 30, 2006, principal balance of $5,067 (CDN$5,787) and accrued interest of $3,857 (CDN$4,406) remained outstanding.

     (f)  On June 8, 2004, the Company issued a promissory note to a director of the Company for proceeds of $27,142 (CDN$30,000). The note is unsecured, due interest of 15% per annum, and due on demand. As at
          November 30, 2006, principal balance of $26,265 (CDN$30,000) and accrued interest of $11,481 (CDN$13,114) remained outstanding.

7.   Notes Payable

     Between 2000 and 2004, the Company issued promissory notes for proceeds of
     $402,329 (CDN$459,540). The notes are unsecured, due interest ranging from
     0-18% per annum, and due on demand. At November 30, 2006, principal balance of $323,154 (CDN$369,106) and accrued interest of $170,982 (CDN$195,296)
     remained outstanding.

8.   Common Stock

     (a)  For the period ended November 30, 2006, the Company received $110,000 for subscriptions of its 2006 Flow-Through share offering and will file an SB2 with the Securities Exchange Commission within 60 days of the December 31, 2006 closing of the offering to register and issue
          440,000 shares in accordance with the terms of the offering.

     (b)  For the period ended November 30, 2006, the Company has agreed to settle $32,420 (CDN $36,000) of outstanding notes payable in exchange for $0.25 per common share, for the issuance of 129,679 common shares.

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

Corporate History

The Company was incorporated in the State of Florida on August 27, 1997 under the name of Project I Corp. On October 18, 2001 the Company changed its name to
Firstline Environmental Solutions Inc. and traded under the symbol FEMS. On July
18, 2002 Firstline Environmental Solutions Inc., conducted a reverse takeover with Firstline Recovery Systems Inc., which is now a wholly owned subsidiary of the Company. On March 24, 2006, the Company changed its name to Gemco Minerals,
Inc. and in accordance with the name change, the Company's common stock was assigned 368634 10 1 as its new Cusip Number and effective April 10, 2006, the
Company's trading symbol was changed to GMML. Our statutory registered agent's office is located at #210 - 7695 SW - 104 Street, Miami, FL 33156 and our
business office is located at #203 - 20189 56th Ave, Langley, BC, V3A 3Y6. Our telephone number is 866-848-2940.

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

We continue to expand our Burns Group Project by acquiring strategically located mineral claims adjacent to our existing property. In May and June 2006, we acquired another 2,792 acres (1,129 hectares) of additional property to bring our Burns Group property to 12,685 contiguous acres (5,134 hectares. Less than
20% of the property has been explored to date. The company has consolidated its development funds and will concentrate its resources on the Burns Group property on the recommendations of its 43-101 geologist report. Exploration on the Burns
Group property is being conducted under the guidance of the company's qualified person Robert "Ned" Reid, PGeo and field supervision by Doug Merrick, with extensive experience in exploration and development.

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

The option sale price is $285,000.00 Canadian funds of which $35,000.00 was received as a non refundable deposit, leaving the balance to purchase of
$250,000.00, which will be paid by way of two balloon payments one on June 15,
2006 of $125,000.00 and the remaining balance of $125,000.00 to be paid on June
15, 2007. On March 6, 2006, the Company entered into an Amendment to the Option
Agreement whereby the payment dates were extended by one year to June 30, 2007 and June 30, 2008 respectively. The said funds once realized will be expended toward further exploration and development of the remaining three mineral tenures

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

Results of Operations - Gemco Minerals Inc.
Six months Ended November 30, 2006

During the six months ended November 30, 2006, Gemco recorded a net loss of
$132,822 as compared to a loss of $117,239 for the six months ended November 30,
2005. This is an increase in the loss of approximately $15,583. The loss is less than $0.01 per common share. Gemco has not yet generated any revenues from its
Mineral Exploration Program. The Company incurred $155,590 in operating expenses which consist mainly of: accrued interest on short term notes, mineral property costs, investor relations, commissions, professional fees, management and consulting fees. The Company also recorded other income in the amount of
$22,768, which includes the writedown of $19,643 of old and invalid accounts payable a well as $3,125 settlement gain on a converted note payable.

As of November 30, 2006, Gemco had total liabilities of $806,930 consisting of
$63,438 in accounts payable and accrued liabilities, $164,046 due to related parties, $34,864 due to shareholders and $544,582 in notes payable, of which
$50,446 are due to related parties. Liabilities had a net decrease of $10,709 from May 31, 2006 due primarily to the following: the $49,917 decrease in accounts payable and accrued liabilities which includes the writedown adjustment of $19,643 as mentioned above; the $25,366 net decrease in notes payable which includes the $32,420 conversion of a note payable to common shares net of the accrued interest on the notes payable; the $17,082 increase in due to shareholders from increased loan receipts, and; the $47,492 increase in due to related parties which includes $19,100 increased loan receipts and $28,392 of accrued fees.

As of November 30, 2006, the Company has recorded $142,420 for shares subscribed. This consists of $110,000 in subscriptions received for 440,000 shares under its flow-through offering and $32,420 for settlement of outstanding notes payable in exchange for $0.25 per common share, for the issuance of
129,679 common shares.

As of November 30, 2006 the Company's Board resolved to cancel the structuring of a Stock Option Plan to issue 2,500,000 stock options, which was previously disclosed in the recent 10K filing and the subsequent event notes of the August
31, 2006 quarterly financial statements.

Gemco's current assets at November 30, 2006, consisted of $11,288 in cash which decreased slightly from $509 as of May 31, 2006. Total assets as of November 30,
2006 were $191,644 with Mineral claims recorded at $99,272, equipment net of amortization at $66,469 and Investments of $14,615 for the Company's option to purchase 49% of the outstanding shares of Slate Creek Mining Company Ltd. for
$1,000,000 Canadian, which expires March 26, 2007.

Liquidity and Capital Resources

The Company's assets are recorded at the lower of cost or market value. The total assets at November 30, 2006 were $191,644 net of amortization. The majority of Gemco's assets are long-term in nature and thus considered to be of lower liquidity. The Company's cash inflow has been generated mainly from shareholder loans, related party and short-term loans and subscription of common stock with minimal revenues and government incentive programs since inception.

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

Item 4.   Submission of Matters to a Vote of Security Holders.  None

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

None.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto, duly authorized.

Gemco Minerals Inc.

DATE: January 10, 2007

By: /s/ TOM HATTON
----------------------
Tom Hatton, President, Director
and Chief Executive Officer

