Form 10QSB
period 2007-02-28
Gemco Minerals, Inc.
filed 2007-04-16
CIK 1338118

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the nine month period ended February 28, 2007

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

       #203 - 20189  56th Avenue, Langley, British Columbia, Canada, V3A 3Y6
              ----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 13, 2007 the Registrant had 19,936,375 shares of common stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one):
          Yes [ ]     No [X]

                                 C O N T E N T S

                                                                       Page
Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements........................................F1-F9

Item 2.   Management's Discussion and Analysis or Plan of Operation.....2

Item 3.   Controls And Procedures.......................................7

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings.............................................8

Item 2.   Changes in Securities and Use of Proceeds.................... 8

Item 3.   Defaults Upon Senior Securities...............................9

Item 4.   Submission of Matters to a Vote of Security Holders...........9

Item 5.   Other Information............................................ 9

Item 6.   Exhibits and Reports on Form 8-K..............................9

SIGNATURES..............................................................9


Item 1.   Financial Statements.


GEMCO MINERALS INC.
(formerly  Firstline Environmental Solutions Inc.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
as at February 28, 2007
(Expressed in U.S. dollars)
(unaudited)

                                                             February 28      May 31,
                                                                 2007          2006
                                                             -----------    -----------
Assets
Current:
      Cash                                                   $     8,305    $    11,797
                                                             -----------    -----------
Total Current Assets                                               8,305         11,797
                                                             -----------    -----------

Investments (Note 3)                                              14,615         14,615
Mineral Claims (Note 5)                                           99,272         99,272
Equipment (Note 4)                                                63,470         72,776
                                                             -----------    -----------
                                                                 177,357        186,663
                                                             -----------    -----------
Total Assets                                                 $   185,662    $   198,460
                                                             ===========    ===========

Liabilities
Current:
      Accounts payable                                       $    65,692    $   113,355
      Due to related parties (Note 6(a))                          22,983        116,554
      Due to shareholders (Note 6(b))                             37,900         17,782
      Notes payable - related parties (Note 7)                   105,229         48,298
      Notes payable (Note 8)                                     495,345        521,650
                                                             -----------    -----------
Total Liabilities                                                727,148        817,639
                                                             -----------    -----------

Commitments (Note 5)
Shareholders' Deficit
Share Capital
      Authorized -
         50,000,000 Common shares with par value of $0.001
      Issued and Outstanding -
         19,936,375 and 18,486,815 shares, respectively           19,936         18,487
      Additional paid-in capital                               1,754,229      1,394,239
      Shares subscribed (Note 9)                                      --         30,000

Other accumulated comprehensive loss                             (37,556)       (74,190)
Deficit, accumulated during the development stage             (2,278,096)    (1,987,715)
                                                             -----------    -----------
Total Shareholder's Deficit                                     (541,486)      (619,179)
                                                             -----------    -----------
Total Liabilities and Shareholders' Deficit                  $   185,662    $   198,460
                                                             ===========    ===========


    (The Accompanying Notes are an Integral part of the Financial Statements)

GEMCO MINERALS INC.
(formerly  Firstline Environmental Solutions Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
Nine Months Ended February 28, 2007 and 2006
(Expressed in U.S. dollars)
(unaudited)
                                                   Nine Months
                                                Ended February 28,
                                               2007            2006
                                          ------------    ------------


Revenue                                   $         --    $         --
                                          ------------    ------------

Operating Expenses
    Amortization                                 9,306          22,839
    Commissions                                 17,954              --
    General and administrative                   9,215           3,012
    Interest and bank charges                   64,864          57,216
    Investor Relations                          34,856           3,619
    Management and consulting fees              93,974          88,376
    Mineral property costs (recoveries)         57,730         (20,730)
    Professional fees                           24,876          18,001
                                          ------------    ------------
    Total operating expenses                   312,775         172,333

Other Income                                   (22,394)             --
                                          ------------    ------------

Net Loss for the period                   $    290,381    $    172,333
                                          ============    ============

Net loss per weighted-average share -
    Basic and fully diluted               $         --    $         --
                                          ============    ============

Weighted-average number of shares           18,666,000      17,361,350
                                          ============    ============

    (The Accompanying Notes are an Integral part of the Financial Statements)



GEMCO MINERALS INC.
(formerly  Firstline Environmental Solutions Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended February 28, 2007 and 2006
(Expressed in U.S. dollars)
(unaudited)
                                                                  Nine Months
                                                               Ended February 28,
                                                               2007         2006
                                                            ---------    ---------
Operating Activities
    Net loss for the period                                 $(290,381)   $(165,095)
    Adjustments to reconcile net loss to net cash used in
       operating and financing activities:

       Amortization                                             9,306       22,839
       Shares issued for services                              20,050       50,000
       Shares issued for settlement of debt                   206,390      340,907

    Changes in operating assets and liabilities
       Accounts payable and accrued liabilities               (47,664)     105,419
       Due to related parties                                  56,931           --
       Due to shareholders                                         --     (312,044)
       Notes Payable                                          (26,305)      35,750
                                                            ---------    ---------
Net cash provided by (used in) operating activities           (71,673)      77,776
                                                            ---------    ---------

Investing Activities
    Disposal of mineral claims                                     --            1
    Proceeds from disposal of equipment                            --        6,493
                                                            ---------    ---------
Net cash provided by investing activities                          --        6,494
                                                            ---------    ---------

Financing Activities
    Advances from a related party                             (93,571)          --
    Advances from shareholders                                 20,118           --
    Proceeds from share subscriptions                         105,000           --
                                                            ---------    ---------
Net cash provided by investing activities                      31,547           --
                                                            ---------    ---------
Foreign exchange included in other comprehensive loss          36,634      (82,965)
                                                            ---------    ---------

Net Increase (Decrease) in Cash                                (3,492)       1,305

Cash, beginning                                                11,797           77
                                                            =========    =========
Cash, ending                                                $   8,305    $   1,382
                                                            =========    =========

Supplemental disclosure of non-cash transactions:
    Shares issued for services                              $  20,050    $  50,000
    Shares issued for settlement of debt                    $ 206,390    $ 340,907


    (The Accompanying Notes are an Integral part of the Financial Statements)

GEMCO MINERALS INC.
(formerly  Firstline Environmental Solutions Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine months ended February 28, 2007
(Expressed in U.S. dollars)
(Unaudited)


1.   Exploration Stage Company

     Gemco Minerals Inc. (the "Company") was incorporated in the State of Florida on August 21, 1997 and is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises". The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

     These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at February 28, 2007, the Company has a working capital deficit of $718,843 and has accumulated losses of $2,278,096 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.


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

     b)   Interim Financial Statements

          The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, and are presented in United States dollars. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles and policies described in the Company's annual consolidated financial statements for the year ended May 31, 2006, and should be read in conjunction with those statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company's financial position, results of operations and cash flows have been included. Operating results for the nine-month period ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ended May 31, 2007.

GEMCO MINERALS INC.
(formerly  Firstline Environmental Solutions Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine months ended February 28, 2007
(Expressed in U.S. dollars)
(Unaudited)


2.   Summary of Significant Accounting Policies (continued)

     c)   Use of Estimates

          The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

     d)   Cash and Cash Equivalents

          The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

     e)   Basic and Diluted Net Income (Loss) Per Share

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

     f)   Financial Instruments

          The fair values of cash, investments, accounts payable, accrued liabilities, amounts due to shareholders and amounts due to related parties, approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility to these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

     g)   Foreign Currency Transactions/Balances

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

GEMCO MINERALS INC.
(formerly  Firstline Environmental Solutions Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine months ended February 28, 2007
(Expressed in U.S. dollars)
(Unaudited)


2.   Summary of Significant Accounting Principles (continued)

     h)   Mineral Property Costs

          The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

          Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that mineral property acquisition costs are paid with Company shares, those shares are valued at market at the time the shares are due.

          Mineral property exploration costs are expensed as incurred.

          When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares. Because option payments do not meet the definition of tangible property under EITF 04-2, all option payments are expensed as incurred.

          When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized.

          Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

     i)   Long-Lived Assets

          In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

          Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

     j)   Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2007, the Company's only component of comprehensive loss was foreign currency translation adjustments.

GEMCO MINERALS INC.
(formerly  Firstline Environmental Solutions Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine months ended February 28, 2007
(Expressed in U.S. dollars)
(Unaudited)


2.   Summary of Significant Accounting Principles (continued)

     k)   Income Taxes

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

     l)   Stock-based Compensation

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

     m)   Recent Accounting Pronouncements

          In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

GEMCO MINERALS INC.
(formerly  Firstline Environmental Solutions Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine months ended February 28, 2007
(Expressed in U.S. dollars)
(Unaudited)



2.   Summary of Significant Accounting Principles (continued)

     m)   Recent Accounting Pronouncements (continued)

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

          In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

          The FASB has issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments" and SFAS No. 156 "Accounting for Servicing of Financial Assets", but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.

     n)   Reclassifications

          Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current period's presentation.


     3.   Investments

          On March 26, 2002, the Company paid $14,615 (CDN$20,000) to purchase an option to acquire 49% of the outstanding shares of Slate Creek Mining Company Ltd. for CDN$1,000,000. The option expired March 26, 2007. Refer to Note 9(a).


     4.   Property and Equipment

                                                February 28,       May 31,
                                Accumulated         2007             2006
                        Cost   Amortization    Net Book Value   Net Book Value
                         $           $               $                $

     Equipment        295,842     232,372          63,470           72,776
     -------------------------------------------------------------------------

GEMCO MINERALS INC.
(formerly  Firstline Environmental Solutions Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine months ended February 28, 2007
(Expressed in U.S. dollars)
(Unaudited)


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

     (b) On July 30, 2005, the Company sold an option to Georgia International Mining Corporation ("Georgia") to purchase three mineral claims in exchange for $227,055 (CDN$285,000) payable as follows: $27,884 (CDN$35,000) which was paid at July 30, 2005, $99,586 (CDN$125,000)
          payable on June 30, 2006 and $99,586 (CDN$125,000) payable on June 30, 2007. On March 6, 2006, the Company entered into an Amendment to the Option Agreement (the "Agreement") whereby the payment dates were extended by one year to June 30, 2007 and June 30, 2008, respectively.

          Additionally, Georgia will complete an exploration program within one year of becoming a publicly trading company. Due to the uncertainty of whether Georgia will be able to meet the terms of the Agreement, the Company will recognize the disposal of these claims when the conditions for certainty are met. Similarly, the Company will recognize revenue from the sale when funds have been received. The Company recognized a reduction of $1 on the mineral claims in August 2005 for the sale of this option.

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

          At February 28, 2007, cumulative exploration costs on these mineral claims are $252,260 (May 31, 2006 - $203,280).

6.   Related Party Transactions

     (a) As at February 28, 2007, the Company owed $22,983 to various management and directors for funding of working capital. The amounts are unsecured, non-interest bearing, and due on demand.

     (b) As at February 28, 2007, the Company owed $37,900 to various shareholders of the Company for funding of working capital. The amounts are unsecured, non-interest bearing, and due on demand.

     (c)  See Note 7.



7.   Notes Payable - Related Parties

     (a) On August 22, 2000, the Company issued a promissory note to the President of the Company for proceeds of $4,523 (CDN$5,000). The note is unsecured, due interest of 16% per annum and due on demand. On January 15, 2007, the full outstanding amount of this promissory note, $3,851 (CDN$4,313), was converted to 15,402 common shares of the Company.

     (b) On June 1, 2004, the Company issued a promissory note to the President of the Company for proceeds of $17,076 (CDN$18,874). The note is unsecured, due interest of 24% per annum, and due on demand. On January 15, 2007, the full outstanding amount of this promissory note, $9,101 (CDN$10,193), was converted to 36,403 common shares of the Company.

GEMCO MINERALS INC.
(formerly  Firstline Environmental Solutions Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine months ended February 28, 2007
(Expressed in U.S. dollars)
(Unaudited)


7.   Notes Payable - Related Parties (continued)

     (c) On June 8, 2004, the Company issued a promissory note to a director of the Company for proceeds of $27,142 (CDN$30,000). The note is unsecured, due interest of 15% per annum, and due on demand. On January 15, 2007, the full outstanding amount of this promissory note, $38,495 (CDN$43,114) was converted to 153,979 common shares of the Company.

     (d) On January 15, 2007, the Company issued a promissory note to a director of the Company for proceeds of $88,961 (CDN$99,636). The note is unsecured, due interest of 12% per annum, and due on demand. On January 26, 2007, $44,643 (CDN$50,000) was converted into common shares of the Company. At February 28, 2007, principal balance of $47,927 (CDN$53,730) and accrued interest of $939 (CDN$1,054) remained outstanding.

     (e) On January 15, 2007, the Company issued a promissory note to a principal of the Company for proceeds of $100,833 (CDN$112,933). The note is unsecured, due interest of 12% per annum, and due on demand. On January 26, 2007, $44,643 (CDN$50,000) was converted into common shares of the Company. At February 28, 2007, principal balance of $57,302 (CDN$64,177) and accrued interest of $1,124 (CDN$1,258)
          remained outstanding.

8.   Notes Payable

     Between 2000 and 2004, the Company issued promissory notes for proceeds of $402,329 (CDN$459,540). The notes are unsecured, due interest ranging from 0-18% per annum, and due on demand. At February 28, 2007, principal balance of $323,154 (CDN$369,106) and accrued interest of $170,982 (CDN$195,296)
     remained outstanding.

9.   Common Stock

     (a) For the period ended February 28, 2007, the Company issued 540,000 shares for subscribers to the 2006 Flow-Through share offering at $0.25 per share. The Company had subscribed $30,000 as at May 31, 2006 year end. Each share has one warrant attached which is convertible into one common share, exercisable within two years at a price of $0.50 USD per share. The warrants also have an expedited exercise provision stating that if, for thirty consecutive trading days, the closing price of the listed shares of the Company exceeds $0.50 USD then the exercise period of the warrants will be condensed to a period of 60 days. The Company subsequently prepared an filed an SB-2 registration statement with the Securities Exchange Commission in accordance with the terms of the offering, as outlined in Subsequent Events Note 9.

     (b) For the period ended February 28, 2007, the Company issued 129,679 common shares to settle $32,420 (CDN $36,000) of outstanding notes payable in exchange for $0.25 per common share, for the issuance of 129,679 common shares.

     (c) For the period ended February 28, 2007, the Company issued 50,000 shares at a deemed value of $14,500 at $0.29 per share in accordance with the property purchase agreement dated May 4, 2006, whereby Gemco acquired claims to 2,691.69 acres of mineral property contiguous to the Burns Property.

     (d) For the period ended February 28, 2007, the Company issued 40,000 shares and 15,000 shares in exchange for cartage services and a loan fee which were provided in September 2006 and were both recorded at a deemed value of $0.20 per share for $8,000 and $3,000 respectively, representing the current market price of the shares and the fees that would customarily be charged for such services

     (e) For the period ended February 28, 2007, the Company issued 35,000 shares and 2,000 shares in exchange for consulting and promotional services which were provided in November 2006 and recorded at $8,750 and $300 at a deemed value of $0.25 per share and $0.15 per share respectively, representing the current market price of the shares and the fees that would customarily be charged for such services.

GEMCO MINERALS INC.
(formerly  Firstline Environmental Solutions Inc.)
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine months ended February 28, 2007
(Expressed in U.S. dollars)
(Unaudited)


9.   Common Stock

     (f) For the period ended February 28, 2007, the Company issued 459,311 shares to three Directors for debt conversion in the amount of $114,827.68 at $0.25 per share as denoted in the Related Parties transactions later in this registration statement.

     (g) For the period ended February 28, 2007, the Company issued 178,571 shares to a Principal Shareholder for debt conversion in the amount of $44,642.86 at $0.25 per share as denoted in the Related Parties transactions later in this registration statement.

10.  Subsequent Events

     (a) On March 26, 2007, the option to acquire 49% of the outstanding shares of Slate Creek Mining Company Ltd. for CDN$1,000,000 expired as the Company did not consider the exercise price viable for the asset at this time.

     (b) On April 3, 2007 the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933, for an offering of 3,500,000 shares at $0.75 and registering of 12,774,144 for existing holders at the prevailing market price. The Company will receive maximum proceeds of $2,625,000 from the offering to be used for working capital and general corporate purposes as outlined in the prospectus. The Company will not receive any proceeds from the resale of shares by the selling security holders covered under the prospectus.

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

The Company's mineral exploration program commenced in June of 2006 under the direction of Robert `Ned' Reid, PGeo and qualified person under the National Instrument 43-101. Several projects were completed this past season which involved trenching, prospecting and ground geophysical surveys on the Fosters East geo-grid located on Mount Nelson. Four excavator trenches totaling approximately 225 meters were completed to test anomalous gold-in-soil assay results from the previous seasons work.

Geologic mapping and channel sampling were conducted in the trenches while grassroots prospecting was conducted in the vicinity. Rock and soil samples were prepared and shipped to EcoTech Laboratory Ltd in Kamloops, British Columbia for fire assay and ICP analysis; and results were catalogued and plotted in Gemco's database.

Two reports for this area, authored by Brad Davies (prospector), were submitted to the BC Ministry of Energy and Mines for assessment and upon acceptance will be filed into the BC mining records and publicly released in November 2007.

Further to this work program was a self-potential geophysical survey of a portion of the Fosters East grid to test the correlation of gold-in-soils and suggested subsurface geology with the geophysical interpretation. A strong and exacting correlation was discovered between the soil anomalies and several subsurface geophysical anomalies, indicative of sulphide rich veining, were located. A detailed geophysical report was published by the contractor, Angelique Justason, and submitted to the BC Ministry of Energy and Mines for assessment; and upon acceptance they will be filed into the BC mining records and publicly released in November 2007. Follow-up on these reports in addition to more detailed work is planned for the 2007 season and Gemco Minerals Inc anticipates exciting results.

Gemco also conducted grassroots prospecting, dip needle and self-potential geophysical surveys on Mount Burns, adjacent to the Fosters grid of Mount Nelson. Gemco's field crew is following a suspect gold bearing fault which extends from Mount Nelson to Mount Burns. Company geologist, `Ned' Reid, permitted 3 surface diamond drill holes at Perkins Gulch along the trend to the Fosters East soil anomaly. Drilling has yet to commence and the company plans to begin such works this coming season and have been permitted to do so by regulating authorities. Prospecting, dip needle and self-potential geophysical surveys have been completed here and have given the company geologist and prospectors targets for further exploration. Three reports have been published for work completed here this past season and have been submitted to the BC Ministry of Energy and Mines for assessment.

An internal report by Tenorex GeoServices summarizing the professional recommendations of various geologists working on the property from 2000 through to 2007 was compiled to define a strategic and focused field program for the Burns Group Gold Property. With this report an aggressive and detailed exploration program has been outlined for the 2007 field season and includes the following:

     o    Significantly expand geo-grid on Burns Mountain
     o    Establish survey control on the property
     o    Trail upgrade and maintenance program
     o    Detailed geologic mapping
     o    50 line kilometers of self-potential geophysical surveying
     o Follow up on geophysical survey with soil sampling, trenching and channel sampling projects
     o    Begin the government approved surface diamond drill hole program
     o    Expand grassroots prospecting to perimeter of the property
     o Compile all historical and current exploration / mining data into an online interactive map-server application for use by company geologists and the public
Detailed research and compilation of archived historical reports and maps is also ongoing and is significantly advancing the knowledge and value of the property.

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


Results of Operations - Gemco Minerals Inc.
Nine months Ended February 28, 2007

During the nine months ended February 28, 2007, Gemco recorded a net loss of $290,381 as compared to a loss of $172,333 for the nine months ended February 28, 2006. This is an increase in the loss of approximately $118,048. Gemco has not yet generated any revenues from its Mineral Exploration Program. The Company incurred $312,775 in operating expenses which consist mainly of: accrued interest and banking charges of $64,864, mineral property costs of $57,730, investor relations of $34,856, commissions of $17,954, professional fees of $24,876 and management and consulting fees of $93,974. The Company also recorded other income in the amount of $22,768, which includes the writedown of $19,643 of old and invalid accounts payable a well as $3,125 settlement gain on a converted note payable in the second quarter.

As of February 28, 2007, Gemco had total liabilities of $727,148 consisting of $65,692 in accounts payable, $22,983 due to related parties, $37,900 due to shareholders and $600,574 in notes payable, of which $105,229 are due to related parties. Liabilities had a net decrease of $90,491 from May 31, 2006 due primarily to the following: the $47,663 decrease in accounts payable which includes the writedown adjustment of $19,643 as mentioned above; the $26,305 net decrease in notes payable which includes the $32,420 conversion of a note payable to common shares net of the accrued interest on the notes payable and the $20,118 increase in due to shareholders from increased loan receipts. Further there was a net decrease in amounts due and notes payable to related parties of $36,640 which includes $122,831 of loan receipts and accrued fees net of the $159,471 of debt converted to 637,882 shares by four principals of the company at $0.25 per share.

Gemco's current assets at February 28, 2007, consisted of $8,305 in cash which decreased by $3,492 from $11,797 as at May 31, 2006. Total assets as of February 28, 2007 were $185,662 with mineral claims recorded at $99,272, equipment, net of amortization, at $63,470, and investments of $14,615 for the Company's option to purchase 49% of the outstanding shares of Slate Creek Mining Company Ltd. for $1,000,000 Canadian. The said option expired March 26, 2007, as the Company did not exercise it on the basis of viability at this time.

Liquidity and Capital Resources

The Company's assets are recorded at the lower of cost or market value. The total assets at February 28, 2007 were $185,662 net of amortization. The majority of Gemco's assets are long-term in nature and thus considered to be of lower liquidity. The Company's cash inflow has been generated mainly from shareholder loans, related party and short-term loans and subscription of common stock with minimal revenues and government incentive programs since inception.


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

                                     PART II
                                OTHER INFORMATION


Item 1.   Legal Proceedings.      None.

Item 2.   Changes in Securities.

     During the quarter the Company issued 1,449,560 unregistered common shares under regulation S. Subsequent to this issue, the total shares of the Company issued and outstanding was 19,936,375 at February 28, 2007. The shares were issued as follows:

     a) 540,000 shares for subscribers to the 2006 Flow-Through share offering at $0.25 per share. Each share has one warrant attached which is convertible into one common share, exercisable within two years at a price of $0.50 USD per share. The warrants also have an expedited exercise provision stating that if, for thirty consecutive trading days, the closing price of the listed shares of the Company exceeds $0.50 USD then the exercise period of the warrants will be condensed to a period of 60 days.

     b) 129,679 shares issued to settle $32,420 of outstanding notes payable in exchange for $0.25 per common share.

     c) 50,000 shares issued at a deemed value of $14,500 at $0.29 per share in accordance with the property purchase agreement dated May 4, 2006, whereby Gemco acquired claims to 2,691.69 acres of mineral property contiguous to the Burns Property.

     d) 40,000 shares and 15,000 shares issued in exchange for cartage services and a loan fee which were provided in September 2006 and were both recorded at a deemed value of $0.20 per share for $8,000 and $3,000 respectively, representing the current market price of the shares and the fees that would customarily be charged for such services

     e) 35,000 shares and 2,000 shares issued in exchange for consulting and promotional services which were provided in November 2006 and recorded at $8,750 and $300 at a deemed value of $0.25 per share and $0.15 per share respectively, representing the current market price of the shares and the fees that would customarily be charged for such services.

     f) 459,310 shares issued to three Directors for debt conversion in the amount of $114,828 at $0.25 per share.

     g) 178,571 shares issued to a Principal Shareholder for debt conversion in the amount of $44,643 at $0.25 per share.

With respect to the unregistered sales made, the Company relied on Regulation S and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered to sophisticated investors who were provided current public information available on the Company.

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

Gemco Minerals Inc.
DATE: April 13,2007


By: /s/ TOM HATTON
----------------------
Tom Hatton, President, Director
and Chief Executive Officer