Form 10QSB/A
period 2006-08-31
Gemco Minerals, Inc.
filed 2007-05-04
CIK 1338118

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

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

Transitional Small Business Disclosure Format (check one):

          Yes [ ]     No [X]

Explanatory Note on Amendment

This Amendment No. 1 to Form 10-QSB ("Amendment") amends our Quarterly Report on Form 10-QSB for the period ended August 31, 2006 originally filed on October
13, 2006 (the "Original Filing"). We are filing this Amendment to revise Part I,
Item 3 Controls and Procedures.

Except as described above, no other changes have been made to the Original Fling. The Original Filing continues to speak as of the date filed and we have not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing date of the Original Filing.



Item 3. Controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has concluded that the disclosure controls and procedures are effective. There have been no changes in the Company's internal controls or in other factors that have materially affected or are reasonably likely to materially affect the internal controls subsequent to the date the Company completed its evaluation.

Item 6.   Exhibits

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

Gemco Minerals Inc.
DATE: May 2, 2007



By: /s/ TOM HATTON
----------------------
Tom Hatton, President, Director
and Chief Executive Officer