Form 10QSB/A
period 2006-11-30
Gemco Minerals, Inc.
filed 2007-05-04
CIK 1338118

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

Transitional Small Business Disclosure Format (check one):

          Yes [ ]     No [X]

Explanatory Note on Amendment

This Amendment No. 1 to Form 10-QSB ("Amendment") amends our Quarterly Report on Form 10-QSB for the period ended November 30, 2006 originally filed on January 12, 2007 (the "Original Filing"). We are filing this Amendment to revise Part I,
Item 3 Controls and Procedures.

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