Form 10KSB
period 2007-05-31
Gemco Minerals, Inc.
filed 2007-08-29
CIK 1338118

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                                   (Mark One)

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended MAY 31, 2007

     |_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from _____ to _____

                    Commission file number:__________________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter:
11,922,993 common shares at $0.20 = $2,384,599.

The Registrant has not been involved in any bankruptcy proceedings.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 19,936,375 common shares $0.001 par value issued and outstanding as of August 15, 2007.


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

                                TABLE OF CONTENTS

                                     Part I

                                                                            Page

Item 1.    Description of Business                                           5

Item 2.    Description of Property                                           9

Item 3.    Legal Proceedings                                                13

Item 4.    Submission of Matters to a Vote of Securities Holders            13

                                     Part II

Item 5.    Market For Common Equity, Related Stockholder Matters and
               Small Business Issuer Purchase of Equity Securities          14

Item 6.    Management's Discussion and Analysis or Plan of Operation        16

Item 7.    Financial Statements                                            F-1

Item 8.    Change in and Disagreements With Accountants on Accounting and
               Financial Disclosure                                         36

Item 8A.   Controls and Procedures                                          36

Item 8B.   Other Information                                                36

                                    Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act            37

Item 10.   Executive Compensation                                           39

Item 11.   Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters                             42

Item 12.   Certain Relationships and Related Transactions                   43

Item 13.   Exhibits                                                         45

Item 14.   Principal Accountant Fees and Services                           47

Glossary of Exploration Terms


The following terms, when used in this report, have the respective meanings specified below:

Development       Preparation of a mineral deposit for commercial production, including installation of plant and machinery and the
                  construction of all related facilities. The development of a mineral deposit can only be made after a commercially viable mineral deposit, a reserve, has been appropriately evaluated as economically and legally feasible.
Diamond           drill A type of rotary drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of long hollow rods
                  through which water is pumped to the cutting face. The drill cuts a core of rock, which is recovered in long cylindrical sections an inch or more in diameter.
Exploration       The prospecting, trenching, mapping, sampling, geochemistry, geophysics, diamond drilling and other work involved in
                  searching for mineral bodies.
Geochemistry      Broadly defined as all parts of geology that involve chemical changes or narrowly defined as the distribution of the
                  elements in the earth's crust; the distribution and migration of the individual elements in the various parts of the earth.
Geology           The science that deals with the history of the earth and its life especially as recorded in the rocks; a chronological
                  account of the events in the earth's history.
Geophysics        The science of the earth with respect to its structure,
Mineral           components and development. A naturally occurring inorganic element or compound having an orderly internal structure and characteristic chemical composition, crystal form and
                  physical properties.
Mineral           A mineral reserve is that part of a mineral deposit which
Reserve           could be economically and legally extracted or produced at
Mineralization    the time of the reserve determination. Rock containing an
Oxide             undetermined amount of minerals or metals. Mineralized rock in which some of the original minerals, usually sulphide, have been oxidized.
                  Oxidation tends to make the mineral more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals will be more readily dissolved.
Waste             Material that is too low in grade to be mined and milled at a profit.

                                     PART I


Item 1. Description of Business.


Corporate Organization

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

In June 2007, Gemco acquired of 66.6% of the outstanding shares of EKG Minerals Inc. ("EKG"). EKG is a British Columbia registered private company which holds 100% interest in the 1181.64 hectare (2920 acre) gold, silver 'Snowflake' property located north of Oliver, BC. The Company plans to carry out exploration on this property beginning in the fall of 2007.

Gemco also has two placer properties in the Cariboo region namely the Hawk LPM (lease of placer minerals) located four kilometers from Barkerville and the Joytown LPM which is located near the head of Cunningham Creek. We are postponing any exploration on these two placer properties until we establish our drill program on the Burns Group property as our primary focus.

A summary of all the mineral claims at May 31, 2007 are as follows:


Tenure   Tenure       Claim       Owner         Map        Good To /   Status       Mining        Area
Number   Type         Name                     Number    Renewal Date              Division     Hectares
------   -------    --------   -------------   ------    ------------  --------    --------    ----------
506325   Mineral      Burns    201413 (100%)    093H     2007/DEC/15     Good       Cariboo       77.73
                    Mountain                                           Standing
506328   Mineral      Burns    201413 (100%)    093H     2007/DEC/15     Good       Cariboo      446.94
                    Mountain                                           Standing
506333   Mineral      Burns    201413 (100%)    093H     2007/DEC/15     Good       Cariboo      913.66
                    Mountain                                           Standing
506335   Mineral      Burns    201413 (100%)    093H     2007/DEC/15     Good       Cariboo      992.04
                    Mountain                                           Standing
506336   Mineral      Burns    201413 (100%)    093H     2007/DEC/15     Good       Cariboo      758.26
                    Mountain                                           Standing
506337   Mineral      Burns    201413 (100%)    093H     2007/DEC/15     Good       Cariboo      758.62
                    Mountain                                           Standing
533053   Mineral      Burns    201413 (100%)    093H     2008/APR/25     Good       Cariboo       19.44
                    Mountain                                           Standing
533317   Mineral      Burns    201413 (100%)    093H     2007/APR/21     Good       Cariboo    1,069.85
                    Mountain                                           Standing
536356   Mineral      Burns    201413 (100%)    093H     2007/JUN/29     Good       Cariboo       58.36
                    Mountain                                           Standing
536403   Mineral      Burns    201413 (100%)    093H     2007/JUN/30     Good       Cariboo       38.89
                    Mountain                                           Standing                --------
                                                                                               5,133.79

374389   Placer        Hawk     201413 (100%)  093A094    2008/APR/07    Good       Cariboo       69.50
                                                                       Standing
514918   Placer       Joytown   201413 (100%)    093H     2007/JUN/21    Good       Cariboo       45.70
                                                                       Standing                --------
                                                                                               5,248.99


Mexico Operation

Gemco has entered into a 50/50 joint venture partnership with Mexican registered Canamex Corporation. Canamex has been in the precious metal extraction research industry over the last twelve years. Gemco's initial joint venture with Canamex involves testing on a 250 hectare placer claim for its industrial minerals and gold values. The property has access and foreshore rights to the Pacific Ocean and is located on the Baja Peninsula of Mexico.

Further Gemco has an option to purchase 100 per cent interest in two additional placer claims. These properties consist of over 600 hectares, are approximately 27 kms in length with varied widths and several meters in depth. Preliminary testing shows estimates of a potential recovery of 5 million tonnes of alluvial magnetite and ilmenite mineral product.

Gemco has commenced its initial phase of works on the properties, encompassing the collecting, reviewing and evaluating existing geological information, including past and recent field work conducted to date. Gemco is coordinating applicable licensing, permitting and other regulatory requirements necessary to commence operations. Gemco is also amassing further information on a proposed processing facility coupled with transportation logistics. Such works described will be completed within the next quarter upon which Gemco will engage one or more independent qualified persons to prepare an in depth 43-101 report to support project financing. Gemco recently incorporated a wholly owned subsidiary in Mexico, named Black Stone Industries S.A. de C.V., which will carry out all business activities on behalf of Gemco in Mexico.

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

Firstline has executed a Brokers Agent Agreement, between Teichert Aggregates the supplier and Target products Ltd. the buyer, for the industrial mineral product known as Ilmenite. Such product is presently going through experimental testing conducted by the buyer and once completed and approved the buyer will enter into a 5 year contract with the seller to supply the Ilmenite product. Firstline will receive ongoing broker fees for its efforts to crystallize such transactions.

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

3. Our stock price will be heavily influenced by the results of our exploration and future drilling tests on the Burns Group Property .

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


Item 2. Description of Property

Burns Mountain Mineral Claims (Burns Group)

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

Location and Access
The Burns Group project is located in the Quesnel Highland area of the Interior Plateau in the Province of British Columbia. The property is situated within NTS area 93H/04, TRIM areas 93H002 and 93H003; centered approximately at 53(degree) 03' North latitude and 121(degree) 38' East longitude. The claims are in the Cariboo Mining District.

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

The original tenure area has been converted to "cell" units under the new MTO system, hence physical boundaries no longer exist. With conversion to "cell" units the property went back to square 1 as per assessment requirements which means, that from year 1 - 3, since change to cells it is now $4.00 per hectare and $40 per hectare for filing, for first 3 years then to $8.00 per hectare thereafter.

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


Option on the Burns Property
Gemco, entered into an Option to Purchase Agreement with Georgia International Mining Corporation dated July 30, 2005, whereby the Company has optioned to Georgia three out of the six mineral properties that Gemco holds in the Burns Mountain claim (claim #'s 506335, 506336, 506337). The option purchase price is $285,000.00 CDN of which $35,000.00 has been received as a non-refundable deposit and the balance of $250,000.00 is to be paid by way of two payments of $125,000.00 each commencing June 15, 2007 and ending June 15, 2008. On March 6, 2006, the Company entered into an Amendment to the Option Agreement whereby the payment dates were extended by one year to June 30, 2007 and June 30, 2008 respectively.Georgia has further agreed under the Option Agreement to fund the first phase of the work program to establish grids, radiometric surveys, along with geological mapping and sampling on the optioned property.

The agreement stipulates that Georgia must commence mineral exploration on the properties as soon its securities are listed on a public market, and will have one year from that date to complete its exploration program on the three mineral claims. It further stipulates that Gemco may cancel this agreement and Georgia will not be entitled to recover its $35,000 investment in the event that Georgia does not complete the exploration by June 30, 2007. Further, Georgia did not complete the exploration by June 30, 2007 as noted below in the section titled Subsequent Event

Exploration History (from geology report)
Holland (1948) provides a summary of work completed on the main showings including surface plans for the Foster, Beedy (Perkins), Galena and Cohen showings. Borovic (1981) is the most recent source of surface plans for workings on Mount Bums. A summary of work completed on the property is as follows:
Burns Mountain:
o 1870' s discovery of auriferous quartz veins
o 1878, J.C. Beedy selectively mined veins from surface & processed some ore using a quartz stamp mill at Van Winkle. The veins, oriented 195-205(degree)/70(degree)W, contained high grade gold in association with pyrite and galena across widths of about 1 foot.
o 1880, J. Reid acquired the property after the death of J.C. Beedy; the Reid Adit was driven as a crosscut to intersect the Beedy veins 75 feet below the surface showings. This adit was collared at an elevation of 5,062 feet and driven on an azimuth of 108(degree) for a distance of 387 feet. A quartz vein (probably the central vein) about one foot in width, striking 205(degree) and dipping 62(degree) NW was drifted to the north for 20 feet at a distance of 337 feet from the portal. A raise was driven to surface and probably some sloping was also carried out on the vein. A grab sample (95F) of the vein in the adit assayed 0.41 ounces gold per ton and one (99F) of clean pyrite from the Reid Adit dump assayed 1.06 ounces gold per ton (Holland, 1948).

o The Cohen veins, 1500 feet northeast of the Perkins veins were mined prior to 1885. Workings, between elevations of 5,250 and 5,300 feet, consist of several open cuts with associated shafts and mine dumps. C. Fuller indicated that the shaft on the Cohen incline was 70 to 90 feet deep. The open cuts where driven into the hillside along strike of veins less than one foot in width with orientations 065(degree)/75(degree)SE, 205(degree)/65(degree)W and 190teeplyW. The veins contained high grade gold mineralization in association with galena, pyrite and sphalerite.
o Work on the Galena vein, located at an elevation of 5,190 feet and about 700 feet northeast of the Perkins veins, was probably also carried out at about this time. The original workings consisted of mine dump, an open cut driven northwest for 80 feet and a shallow drift on a vein oriented 230(degree)/55(degree)NW for 80 feet. High grade gold mineralization with Au/Ag of about 1oz. is associated with pyrite, galena and sphalerite in a vein less than 1.5 feet in width.
o (1885), E. Perkins selectively mined the Beedy veins and processed ore using an arrastre for a number of years.
o 1902, C.J. Seymour Baker and A.J.R. Atkins recovered about 10 ounces of gold from 10 tons of ore treated at the Government reduction works near Barkerville.
o 1919 C. Fuller and D. Hawes acquired the property after the death of E.Perkins
o 1932, Burns Mountain Gold Quartz Mining Company, Limited extended the Reid Adit 50 feet and drove the Bums Mountain Adit as a crosscut to intersect the Perkins veins 275 feet below the surface showings. This adit was collared at an elevation of 4,844 feet, driven 1,743 feet on an azimuth of 327(degree) and 420 feet on an azimuth of 284(degree). A vein striking 197(degree)and dipping 70(degree)W was intersected 150 feet west of the Perkins showing and drifted on, to the north for 127 feet.
o R.E. MacDougall, W.E. North, J.J. Gunn
o 1946, Cariboo Rainbow Gold Mines Ltd. completed 3,500 feet of stripping and trenching using a bulldozer. The stripping showed that the Perkins area consisted of 3 narrow veins about 50 feet apart over a composite strike of about 400 feet. Shafts are associated with the west and central veins. The northern 150 feet of the central vein is marked by slopes caved to surface and was probably the source of most ore mined from the property.
o 1979, Spectrum Industrial Resources Limited: trenched, sampled and mapped the Cohen, Galena and Perkins showings at a scale of 1:200; produced a geological map at a scale of 1:5000; completed about 315 metres of diamond drilling in 3 holes, one on each showing. Drill hole S80-1 intersected a zone of vein quartz and fracturing (core length of 7 metres), thought to be the Perkins structure about 20 metres above the Burns Mountain Adit, but got no gold values.
o About 1990, M. Poshner excavated the main showings. The Perkins area is a trench 20 feet deep and 600 feet in length. The galena vein is a trench about 300 feet in length. The Cohen veins are in a stripped area about 600 by 150 feet in size. o Firstline Recovery Systems Inc. purchased the Bums 1 mineral claim from Doug Merrick of Wells, B.C. in 1998 and staked the balance of the property in 1998 and 1999. The company carried out some surface prospecting, completed an orientation - type soil geochemistry survey of about 150 samples covering the area between the Perkins, Cohen and Galena showings and ran several magnetometer & VLF geophysical survey lines across the Perkins and Galena showings. Vein structures show a distinct VLF signature. Gold values of 100-200 ppb in soils mark mineralized structures (over 20ppb are considered anomalous in this area). Gemco Minerals Inc. has since assumed all mineral rights and mining operations from the subsidiary, and has expanded the Burns Mountain 100% owned claims to 12,865 contiguous acres.

Oregon Gulch:
The Jones and Foster ledges in Oregon Gulch consist of upper, lower and eastern adits, the Foster shaft and several open cuts. o 1870' s, discovery of veins with gold o 1877, trenches on veins between elevations of 4,560 and 4,570 feet; Foster shaft collared at about 4,585 feet and sunk to a depth said to be 56 feet; upper adit collared at an elevation of about 4,510 feet above the west branch of Oregon Gulch, driven 352(degree) for 217 feet and followed by an additional 80 feet of crosscutting and drifting; several veins oriented 190(degree)/70(degree)W and less than a foot in width were found containing pyrite, galena and sphalerite. The veins are parallel in strike to a prominent fault dipping moderately east in underground workings. In 1999, D. Merrick found high grade gold in grab samples of barren-looking quartz from the dump to the adit.
o 1933, Foster Ledge Gold Mines Ltd., drove the lower and eastern adits; lower adit driven 065(degree) for 70 feet and 123(degree) for 170 feet; at 32 feet back of the face a vein was drifted on for 43 feet to the northeast; the vein is less than 0.5 feet in width, oriented 025(degree)/80(degree)NE, and barren looking but contained some gold. Eastern adit driven 343(degree) for 168 feet and 324(degree) for 83 feet; at 23 feet back of the face a crosscut was driven on 058(degree) for 60 feet and then 290(degree) for 50 feet; veins less than 0.5 feet in width and oriented 202(degree)/70(degree)W and 2180/62< > were found at a distance of 70 feet and 118 feet, respectively, from the portal; a fault several feet in width striking 165-170(degree) and dipping 60-70(degree)W was located at a face.

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

Work on the Property by Gemco - Gemco commenced its current work program on the company's Burns Mountain mineral claims in June 2006 and has continued thereon. A crew was deployed on the property with excavator and supporting equipment, to conduct trenching and channel sampling in the anomalous area of the recent soils grid prepare access to the permitted drill area known as Perkins Gulch undertake trenching, sampling and further prospecting. Further, trail upgrade and drill pad construction near Perkins Gulch will be conducted and geological mapping and prospecting is ongoing to expand the targeted areas of interest.

The first stage of trenching has been completed and rock samples have been shipped to Ecotech Lab in Kamloops BC for assay. Results are expected in the near future and will be interpreted by Ned Reid P. Geo. Meanwhile prospecting and rock sampling is being carried out by our prospector Brad Davies under the direction of Mr. Reid. They are pursuing a suspected fault which could run from the Foster Ledges (site of recent trenching) over onto Burns Mt. and the historical Perkins Creek area. The head of Perkins Cr is very near the Reid Adit , the Perkins Adit and a placer hydraulic pit on Perkins Cr itself. This long suspected fault could tie the area together geophysically and will be of much interest in future exploration. Permitted drill holes are also in this immediate area where we plan for drilling in the near future.

Other Properties

On Gemco's two placer properties, firstly, the Hawk LPM (lease of placer minerals) is located near Barkerville, British Columbia and is recognized as a deep ground area, which will require extensive testing. Secondly, the Joytown LPM which is strategically located near the head of the historically famous Cunningham Creek. The previous property operator undertook some testing and found gold values that warrant a more extensive testing program. Both of these properties will require extensive testing prior to further mining activities.


In June 2007, Gemco acquired of 66.6% of the outstanding shares of EKG Minerals Inc. ("EKG"). EKG is a British Columbia registered private company which holds 100% interest in the 1181.64 hectare (2920 acre) gold, silver 'Snowflake' property located north of Oliver, BC. The Company plans to carry out exploration on this property beginning in the fall of 2007.


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


Item 4. Submissions of Matters to a Vote of Security Holders


Within the current fiscal year, no matters have been submitted to a vote of security holders aside from the Consent Action of the majority shareholders of the Company on July 6, 2007 to change its auditors to Moore & Associates, Chartered.

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters


Overview

Our common shares are quoted on the OTCBB (Over the Counter Bulliten Board) exchange sponsored by the NASDAQ (National Association of Securities Dealers) under the symbol GMML and the registrar and transfer agent for our common shares is, Interwest Transfer Co. The following table indicates the high and low bid prices of our common shares during the periods indicated:

              QUARTER ENDED                   HIGH BID        LOW BID
              -------------                   --------        -------
              Aug 31, 2005                    $0.05           $0.02
              Nov 30, 2005                    $0.09           $0.05
              Feb 28, 2006                    $0.09           $0.05
              May 31, 2006                    $0.33           $0.09
              Aug 31, 2006                    $0.26           $0.10
              Nov 30, 2006                    $0.15           $0.07
              Feb 28, 2007                    $0.25           $0.07
              May 31, 2007                    $0.29           $0.10

The source of the high and low bid information is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

As of May 31, 2007, we had 19,936,375 common shares issued and outstanding that were held by approximately 67 registered holders and an unknown number of additional holders whose stock is held in "street name."

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Purchase Warrants

As at May 31, 2007, the Company had 540,000 share purchase warrants outstanding. These warrants were issued as part of the 54 Units sold in the recent unregistered offering which closed December 31, 2006, whereby each Unit is comprised of 10,000 common shares with 10,000 warrants attached. Each warrant is convertible into one common share, exercisable within two years at a price of $0.50 USD per share. The warrants also have an expedited exercise provision stating that if, for thirty consecutive trading days, the closing price of the listed shares of the Company exceeds $0.50 USD then the exercise period of the warrants will be condensed to a period of 60 days. The following table lists all of the outstanding warrants and their expiry date.

      Name                 No. of      Exercise       Expiry Date
                          Warrants      Price

  1   Evan Brett           40,000       $0.50         December 31, 2008
  2   Mark Hague           80,000       $0.50         December 31, 2008
  3   Joyce Stevens        10,000       $0.50         December 31, 2008
  4   Daniel Y W Lee       20,000       $0.50         December 31, 2008
  5   Patrick Smith        20,000       $0.50         December 31, 2008
  6   Greg Stevens         10,000       $0.50         December 31, 2008
  7   Chen Pik Kuan        20,000       $0.50         December 31, 2008

  8   Franz Harpain        10,000       $0.50         December 31, 2008
  9   Jonn Randel          20,000       $0.50         December 31, 2008
 10   David Binder         40,000       $0.50         December 31, 2008
 11   Merrill Masson       10,000       $0.50         December 31, 2008
 12   Bernhard Strotmann   20,000       $0.50         December 31, 2008
 13   Anita Strotmann      20,000       $0.50         December 31, 2008
 14   Gloria Andrada       20,000       $0.50         December 31, 2008
 15   Rogelio Andrada      10,000       $0.50         December 31, 2008
 16   Angela Manetta       10,000       $0.50         December 31, 2008
 17   Charity Jalbuena     20,000       $0.50         December 31, 2008
 18   Ted Weir             60,000       $0.50         December 31, 2008
 19   Alex Rogalsky        20,000       $0.50         December 31, 2008
 20   Janet Cox            20,000       $0.50         December 31, 2008
 21   Tetyana Ribnitska    10,000       $0.50         December 31, 2008
 22   Khaled Azzam         10,000       $0.50         December 31, 2008
 23   Avril Betts          10,000       $0.50         December 31, 2008
 24   Igor Solodchenko     10,000       $0.50         December 31, 2008
 25   Tetyana Ribnitska    20,000       $0.50         December 31, 2008
                           -------
      Total                540,000
                           =======


Securities Authorized for Issuance Under Equity Compensation Plans.

The Company does not currently have an equity compensation plan. On July 21, 2006 the Company originally authorized the structuring of a stock option plan (the "Plan") under which our officers, directors, consultants, advisors and employees may receive stock options to an aggregate number of shares that would be issued under the Plan of 2,500,000 shares. On November 30, 2006, the Company resolved to cancel the Stock Option Plan and defer structuring of an equity compensation plan to a future period.

The table below outlines the Equity Compensation Plans as at May 31, 2007 year end.

Plan category              Number of securities to     Weighted average          Number of securities
                           be issued upon exercise     exercise price of         remaining available for
                           of outstanding options,     outstanding options,      future issuance
                           warrants and rights         warrants and rights
Equity compensation plans
approved by security                0                           0                         0
holders

Equity compensation plans
not approved by security            0                           0                         0
holders

Total                               0                           0                         0

Recent Offering of Unregistered Securities

On April 18, 2006, the board approved an offering up to December 31, 2006 to Canadian investors of 200 units for so called "flow-through" shares to raise $500,000 USD. "Flow through" shares carry certain tax benefits to shareholders who are Canadian tax payers. The Company must use the proceeds from the placement of "flow-through" securities for exploration and development programs in order to enable the holders of "flow-through" shares to derive the tax benefits in Canada. Each unit consists of 10,000 common shares at $0.25 USD, comprised of 7,000 "flow-through" common shares and 3,000 "non-flow-through" common shares. Each Unit has attached 10,000 warrants. Each warrant is convertible into one non-flow-through common share, exercisable within two years at a price of $0.50 USD per share. In total, the offering was comprised of 2,000,000 common shares at $0.25 USD per share, each share has a warrant attached which is exercisable over two years at a price of $0.50 USD per share. Fully diluted, inclusive of the 2,000,000 exercised warrants, the Company would realize $1,500,000 USD. The warrants also have an expedited exercise provision stating that if, for thirty consecutive trading days, the closing price of the listed shares of the Company exceeds $0.50 USD then the exercise period of the warrants will be condensed to a period of 60 days.

The Units were offered for sale by the Company directly through directors, officers, employees and other duly authorized agents of the Company in reliance upon SEC Rule 144 exemption and other exemptions from the registration and prospectus requirements of applicable securities legislation.

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

For the period ended May 31, 2007, the Company issued 540,000 shares for subscribers to the 2006 Flow-Through share offering at $0.25 per share for total proceeds of $135,000.

The Company subsequently prepared an filed an SB-2 registration statement with the Securities Exchange Commission in accordance with the terms of the offering and it was declared effective by the SEC on June 15, 2007The prospectus relates to the registering of up to 4,696,122 shares of common stock for sale on behalf of certain stock holders of our common stock, including the 540,000 shares issued in the above offering, as well as up to 3,500,000 newly issued common shares by Gemco Minerals Inc. at $0.75.


Item 6. Management's Discussion and Analysis or Plan of Operation

The following analysis of the results of operations and financial condition of the company for the period ending May 31, 2007 should be read in conjunction with the company's financial statements, including the notes thereto contained elsewhere in this form 10-KSB. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Discussion of Operations & Financial Condition

During the twelve months ended May 31, 2007 the Company recorded a net loss of $463,690 as compared to a loss of $422,013 for the twelve months ended May 31, 2006. This is an increase in the loss of approximately $41,677. The loss is represents $0.02 per common share. The Company incurred $404,058 in operating expenses which consist mainly of: mineral property costs of $109,020, management and consulting fees of $113,746, investor relations of $68,137, commissions of $18,057 and professional fees of $41,482. The Company also recorded other income in the amount of $22,529 which includes the writedown of $19,643 of old and invalid accounts payable a well as $3,125 settlement gain on a converted note payable in the second quarter. The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

Selected annual information

                                             May 31, 2007      May 31, 2006
                                             ------------      ------------
Revenues                                     Nil               Nil
Net Loss                                     $463,690          $422,013
Loss per share-basic and diluted             $0.02             $0.02
Total Assets                                 $174,319          $198,460
Total Liabilities                            $938,990          $817,639
Cash dividends declared per share            Nil               Nil

As of May 31, 2007, Gemco had total liabilities of $938,990 consisting of $75,818 in accounts payable and accrued liabilities, $98,537 due to shareholders and $725,177 in promissory notes. Liabilities increased approximately $121,351 from 2006 due primarily to the following: the $37,537 decrease in accounts payable which includes the writedown adjustment of $19,643 as mentioned above; the $24,527 net increase in notes payable which includes the accrued interest on the notes payable net of the $32,420 conversion of a note payable to common shares and the $80,755 increase in due to shareholders from increased loan receipts. Further there was a net increase in amounts due and notes payable to related parties of $53,606 which includes $213,077 of loan receipts and accrued fees net of the $159,471 of debt converted to 637,882 shares by four principals of the company at $0.25 per share

Gemco's current assets at May 31, 2007, consisted of $14,753 in cash which increased from $11,797 as of May 31, 2006. Total assets as of May 31, 2007 were $174,319 with Mineral claims recorded at $99,272 and equipment recorded at $60,294 net of depreciation. Investments of $14,615 for the Company's option to purchase 49% of the outstanding shares of Slate Creek Mining Company Ltd. for $1,000,000 Canadian, was not exercised and expired March 26, 2007.

Revenues
No revenue was generated by the Company's operations during the years ended May 31, 2007 and May 31, 2006.

Net Loss
The Company's expenses are reflected in the Consolidated Statements of Operations under the category of Operating Expenses. To meet the criteria of United States generally accepted accounting principles ("GAAP"), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The significant components of expense that have contributed to the loss of $422,013 consists of mineral property costs, management and consulting fees, investor relations, commissions and professional fees as mentioned above as well as $82,161 of accrued interest on short term notes. These expenses were recorded primarily as accrued expenses as well as a combination of cash payments and an issuance of shares as disclosed in the Statement of Cashflows.


Plan of Operation and Funding


Our plan of operations for the next twelve months is to raise the maximum net proceeds of $2,332,500 through issuance of 3,500,000 shares as per our SB2 filing. The use the proceeds from the prospectus offering will primarily finance the drilling program for Burns Mtn and provide the necessary working capital to expedite our works program on the Mexican properties while maintaining corporate activities. The use of proceeds table below set's forth the allocation of funds depending on the level of capital raised:


                                If sold 100%      If sold 80%        If sold       If sold 20%
                                or 3,500,000     or 2,800,000        40% or        or 700,000
                                   shares           shares          1,400,000        shares
                                                                     shares
Total Proceeds                      $2,625,000       $2,100,000      $ 1,050,000       $525,000
                                    ----------       ----------      -----------       --------
       Less:
              Commission (1)           262,500          210,000          105,000         52,500
                                    ----------       ----------      -----------       --------
              Offering expenses         30,000           30,000           30,000         30,000
              and filing fees
                                    ----------       ----------      -----------       --------
              Net Proceeds          $2,332,500       $1,860,000        $ 915,000       $442,500
                                    ==========       ==========        =========       ========

Use of Net Proceeds
              Equipment                105,000          105,000           85,000              -
              Geological Works          40,000           40,000           40,000         20,000
              Drilling Program         220,000          220,000          110,000        110,000
              Maps and reports          25,000           25,000           25,000         15,000
              Assays                    10,000           10,000           10,000          6,500
              License & Permits          7,500            7,500            7,500          7,500
              Debt Servicing (2)       115,000          115,000           95,000         55,000
              Working capital        1,810,000        1,337,500          542,500        228,500
                                    ----------       ----------      -----------       --------

Total use of net proceeds           $2,332,500       $1,860,000         $915,000       $442,500
                                    ===========      ==========        =========       ========

Burns Mountain Mining Property

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

Mexican Operation

Gemco is continuing its initial phase of geological works and testing to confirm the quantity and attributes of the Ilmenite and magnetite minerals. Such works described will be completed within the next quarter upon which Gemco will engage one or more independent qualified persons to prepare an in depth geological report to support project financing. The objective is to bring one placer project into production in commencing in early 2008. The Company's Mexican subsidiary is coordinating all applicable licensing, permitting and other regulatory requirements necessary to commence such operations while assessing alternative processing facilities and transportation logistics.

Our plan of operations for these projects will be continually evaluated and modified as exploration and testing results become available. Modifications to our plans will be based on many factors, including: results of exploration and testing, assessment of data, weather conditions, exploration and testing costs, the price of precious metals and industrial minerals and available capital. Further, the extent of our exploration programs that we undertake will be dependent upon the amount of financing available to us. We do not have any commercially viable reserves on any of our properties.

Other Mining Properties

Secondary to the Burn's hard rock property, the Company will also focus on establishing an exploration program on its newly acquired gold and silver property, "Snowflake", in Oliver, BC. The Company acquired a 66.6% controlling interest in the property subsequent to year end, and has initiated a reconnaissance program at this time.

Gemco will not undertake exploration of its Hawk and Joytown placer properties in British Columbia in the immediate timeframe, as the Company has commited to focus on the BC, Burns Mountain Project at this time. Regarding the joint venture on the mineral claims in Mexico, Gemco will coordinate any further specialized exploration and testing with Canamex on an ongoing basis.


Wholly Owned Subsidiary

Our wholly owned subsidiary, "Firstline Recovery Systems Inc." (Firstline) continues in the business development for its magnetite natural mineral product trade named "Eco-Blast", an environmentally safe product used in the industrial abrasive industry as outlined in Item 1. Firstline will also proceed with the Brokers Agent Agreement entered into subsequent to the year end, between Teichert Aggregates the supplier and Target products Ltd. the buyer, for the industrial mineral product known as Ilmenite. Pending the approval of the results of the experimental testing being conducted by the buyer, the buyer will enter into a 5 year contract with the seller to supply the Ilmenite product. Firstline will receive ongoing broker fees for its efforts to crystallize such transactionsas. Firstline is also planning to utilize its patented and proprietary "Centrifuge Processor Machine" for the processing of the approximate 10,000 tonnes of ore material at the Burns Mountain Project.


Liquidity and Capital Resources

Cash and Working Capital

We had cash of $14,753 as of May 31, 2007, compared to cash of $11,797 as of May 31, 2006. We had a working capital deficiency of $924,237 as of May 31, 2007, compared to a working capital deficiency of $835,842 as of May 31, 2007.

The Company's assets are recorded at the lower of cost or market value. The total assets at May 31, 2007 were $174,319 net of amortization. The majority of our assets are long-term in nature and thus considered to be of lower liquidity. The Company's cash inflow has been generated mainly from shareholder loans, short-term loans and issuance of common stock with minimal revenues and government incentive programs since inception.

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

Cash Used in Operating Activities

Cash used in operating activities during 2007 was $107,114, compared to cash provided in operating activities of $110,585 for 2006. We funded the cash used in operating activities primarily through shareholders loans and equity issues of our common shares.

Investing Activities

We utilized cash of $14,615 from investing activities during 2007 compared to $18,030 provided for investing activities during 2006. Investing activities during 2007 and 2006 was primarily comprised of disposition of investments and acquisition of mineral claims respectively.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. We do not have any arrangements in place for further sales of our equity securities.

Flow-Through Share Subscriptions

The Company entered into "flow-through" share subscription agreements during the calendar year ended December 31, 2006 pursuant to which we committed to incur on or before December 31, 2007, a total of $94,500 ($CDN $108,675) of qualifying Canadian exploration expenses as described in the Income Tax Act of Canada. The holders of the "flow through" shares are eligible for tax deductions and tax credits for such exploration expenses. As of May 31, 2007 expenditures of $91,351 have been incurred. Commencing March 1, 2007 the Company is subject to pay 5% per annum, calculated monthly on the unspent portion of the commitment.

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

Critical Accounting Policies

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

Item 7. Financial Statements.


The financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.


Consolidated Balance Sheet                                           F1

Consolidated Statement of Operations                                 F2

Consolidated Statement of Cash Flows                                 F3

Consolidated Statement of Changes in Stockholders' Deficiency        F4

Notes to Consolidated Financial Statements                           F5 - F12

MOORE & ASSOCIATES, CHARTERED
      ACCOUNTANTS AND ADVISORS
          PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Gemco Minerals Inc.
(A Development Stage Company)


We have audited the accompanying balance sheet of Gemco Minerals Inc as of May 31, 2007, and the related statements of operations, stockholders' equity and cash flows through May 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gemco Minerals Inc as of May 31, 2007 and the results of its operations and its cash flows through May 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has generated minimal revenues which raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
---------------------------------

Moore & Associates Chartered
Las Vegas, Nevada
August 28, 2007


GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
as at May 31, 2007
(Expressed in U.S. dollars)


                                                               May 31,        May 31,
                                                                2007           2006
                                                             -----------    -----------
Assets
Current:
      Cash                                                   $    14,753    $    11,797
                                                             -----------    -----------
Total Current Assets                                              14,753         11,797
                                                             -----------    -----------

Investments (Note 3)                                                  --         14,615
Mineral Claims (Note 5)                                           99,272         99,272
Equipment (Note 4)                                                60,294         72,776
                                                             -----------    -----------
                                                                 159,566        186,663
                                                             -----------    -----------
Total Assets                                                 $   174,319    $   198,460
                                                             ===========    ===========

Liabilities
Current:
      Accounts payable                                       $    75,818    $   113,355
      Due to related parties (Note 6(a))                          39,497        116,554
      Due to shareholders (Note 6(b))                             98,537         17,782
      Notes payable - related parties (Note 7)                   178,961         48,298
      Notes payable (Note 8)                                     546,177        521,650
                                                             -----------    -----------
Total Liabilities                                                938,990        817,639
                                                             -----------    -----------

Commitments (Note 5)
Shareholders' Deficit
Share Capital
      Authorized -
         50,000,000 Common shares with par value of $0.001
      Issued and Outstanding -
         19,936,375 and 18,486,815 shares, respectively           19,936         18,487
      Additional paid-in capital                               1,754,229      1,394,239
      Shares subscribed (Note 9)                                      --         30,000

Other accumulated comprehensive loss                             (87,432)       (74,190)
Deficit, accumulated during the development stage             (2,451,405)    (1,987,715)
                                                             -----------    -----------
Total Shareholder's Deficit                                     (764,671)      (619,179)
                                                             -----------    -----------
Total Liabilities and Shareholders' Deficit                  $   174,319    $   198,460
                                                             ===========    ===========

   (The Accompanying Notes are an Integral part of the Financial Statements)
                                       F-1

GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
Years Ended May 31, 2007 and 2006
(Expressed in U.S. dollars)

                                                                               Period
                                                                                from
                                                                             August 21,
                                                                                1997
                                                                              (date of
                                                                             inception)
                                           Year ended         Year ended       through
                                             May 31,            May 31,        May 31
                                              2007               2006           2007
                                          ------------      ------------    ------------
Revenue                                   $         --      $         --          61,770
                                          ------------      ------------    ------------

Operating Expenses
    Amortization                                12,482            15,050         235,548
    Commissions                                 18,057                --          18,057
    General and administrative                  41,134            28,963         467,844
    Investor Relations                          68,137             6,495          68,137
    Management and consulting fees             113,746           144,127         530,527
    Mineral property costs (recoveries)        109,020            20,803         334,629
    Professional fees                           41,482            81,128         174,010
                                          ------------      ------------    ------------
    Total operating expenses                   404,058           296,566       1,828,752

                                              (404,058)         (296,566)     (1,766,982)

Interest and bank charges                      (82,161)          (61,053)       (529,134)
Loss on disposal of investment                      --                --         (47,209)
Writedown of assets                                 --           (64,393)       (128,925)
Loss on disposal of shares                          --                --          (1,685)
Other Income                                    22,529                --          22,529
                                          ------------      ------------    ------------
Net Loss for the period                   $   (463,690)     $   (422,013)     (2,451,405)
                                          ============      ============    ------------

Net loss per weighted-average share -
    Basic and fully diluted               $      (0.02)     $      (0.02)
                                          ============      ============

Weighted-average number of shares           18,983,240        17,616,897
                                          ============      ============


   (The Accompanying Notes are an Integral part of the Financial Statements)
                                      F-2

GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended May 31, 2007 and 2006
(Expressed in U.S. dollars)


                                                                                              Period
                                                                                               from
                                                                                            August 21,
                                                                                               1997
                                                                                             (date of
                                                                                            inception)
                                                              Year ended     Year ended       through
                                                                May 31,        May 31,        May 31
                                                                  2007          2006           2007
                                                              -----------    -----------    -----------
Operating Activities
    Net loss for the period                                   $  (463,690)   $  (422,013)   $(2,451,405)
    Adjustments to reconcile net loss to net cash used in
       operating and financing activities:

       Amortization                                                12,482         15,050        235,548
       Shares issued for services                                  20,050        148,000        374,210
       Shares issued for settlement of debt                       206,390        340,907      1,264,956
       Loss on disposal and writedown of assets                        --         64,393        176,134

    Changes in operating assets and liabilities
       Accounts payable and accrued liabilities                   (37,537)       178,320        326,198
       Due to related parties                                     130,663             --        130,663
       Due to shareholders                                             --       (263,474)        80,460
       Notes Payable                                               24,527         49,402        427,971
                                                              -----------    -----------    -----------
Net cash provided by (used in) operating activities              (107,114)       110,585        564,736
                                                              -----------    -----------    -----------

Investing Activities
    Disposal (acquisition) of mineral claims                           --        (18,030)       (99,272)
    Disposition (acquisition) of investments                       14,615             --        (48,894)
    Proceeds from disposal of equipment                                --             --       (423,082)
                                                              -----------    -----------    -----------
Net cash provided by investing activities                          14,615        (18,030)      (571,248)
                                                              -----------    -----------    -----------

Financing Activities
    Advances from a related party                                 (77,057)            --        (77,057)
    Advances from shareholders                                     80,754             --         80,754
    Proceeds from share subscriptions                             105,000             --        105,000
                                                              -----------    -----------    -----------
Net cash provided by investing activities                         108,697             --        108,697
                                                              -----------    -----------    -----------
Foreign exchange included in other comprehensive loss             (13,242)       (80,835)       (87,432)
                                                              -----------    -----------    -----------

Net Increase (Decrease) in Cash                                     2,956         11,720         14,753

Cash, beginning                                                    11,797             77             --
                                                              -----------    -----------    -----------
Cash, ending                                                  $    14,753    $    11,797    $    14,753
                                                              -----------    -----------    -----------

Supplemental disclosure of non-cash transactions:
    Shares issued for services                                $    20,050    $   148,000    $   374,210
    Shares issued for settlement of debt                      $   206,390    $   340,907    $ 1,264,956



   (The Accompanying Notes are an Integral part of the Financial Statements)
                                      F-3


GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Period from August 21, 1997 (date of inception) through May 31, 2007
(Expressed in U.S. dollars)
                                                                   Additional      Deficit
                                                                    paid-in      accumulated
                                                                  capital, and    during the        Other
                                     Common Shares                Contributed    development    Comprehensive
                                        Shares        Amount         surplus        phase        (Loss) Gain        Total
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at August 21, 1997                    --    $        --    $        --    $        --    $        --    $        --

Common shares issued for
   incorporation, organizational,
   and business plan development
   services                            5,000,000    $     5,000             --             --             --          5,000

Net loss for the period                       --             --             --         (5,000)            --         (5,000)
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 1999 and 2000       5,000,000          5,000             --         (5,000)            --             --

Surrender and cancellation of
  common shares                       (3,315,000)        (3,315)            --             --             --         (3,315)
Common shares issued to acquire
  EchoDrive project                   16,000,000         16,000         59,000             --             --         75,000

Net income for the year                       --             --             --          3,315             --          3,315
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2001               17,685,000         17,685         59,000         (1,685)            --         75,000

Net loss for the year                         --             --             --       (274,113)            --       (274,113)
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2002               17,685,000         17,685         59,000       (275,798)            --       (199,113)

Surrender and cancellation of
  common shares on cancellation
  of EchoDrive project               (16,000,000)       (16,000)       (59,000)            --             --        (75,000)

Common shares issued to acquire
  Firstline Recovery Systems Inc.      5,025,000          5,025             --             --             --          5,025

Common shares issued in settlement
   of debt                               951,000            951         89,984             --             --         90,935
Common shares issued for
  services rendered                    1,657,500          1,658         97,792             --             --         99,450

Translation adjustment                        --             --             --             --        (21,246)       (21,246)
Net loss for the year                         --             --             --       (455,330)            --       (455,330)
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2003                9,318,500    $     9,319    $   187,776    $  (731,128)   $   (21,246)   $  (555,279)

Common shares issued in settlement
   of debt                             3,540,844          3,541        623,183             --             --        626,724

Translation adjustment                        --             --             --             --         43,099         43,099
Net loss for the year                         --             --             --       (435,501)            --       (435,501)
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2004               12,859,344         12,860        810,959     (1,166,629)        21,853       (320,957)

Common shares issued for services
  rendered                             2,000,000          2,000         98,000             --             --        100,000

Translation adjustment                        --             --             --             --        (15,208)       (15,208)
Net loss for the year                         --             --             --       (399,073)            --       (399,073)
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2005               14,859,344         14,860        908,959     (1,565,702)         6,645       (635,238)

Common shares issued in settlement
   of debt                             2,147,471          2,147        338,760             --             --        340,907
Common shares issued for services
  rendered                             1,480,000          1,480        146,520             --             --        148,000
Common shares subscribed in
  flow-through offering                  120,000            120         29,880             --             --         30,000

Translation adjustment                        --             --             --             --        (80,835)       (80,835)
Net loss for year                             --             --             --       (422,013)            --       (422,013)
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2006               18,606,815    $    18,607    $ 1,424,119    $(1,987,715)   $   (74,190)   $  (619,179)

Common shares to be issued in
  settlement of debt                     767,560            768        191,123             --             --        191,890
Common shares issued for services
  rendered                                92,000             92         19,958             --             --         20,050
Common shares issued for mineral
   asset                                  50,000             50         14,450             --             --         14,500
Common shares subscribed in
  flow-through offering                  420,000            420        104,580             --             --        105,000

Translation adjustment                        --             --             --             --        (13,242)       (13,242)
Net loss for the year                         --             --             --       (463,690)            --       (463,690)
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2007               19,936,375    $    19,936    $ 1,754,230    $(2,451,405)   $   (87,432)   $  (764,671)
                                      ==========    ===========    ===========    ===========    ===========    ===========

   (The Accompanying Notes are an Integral part of the Financial Statements)
                                      F-4

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For Year Ended May 31, 2007
(Expressed in U.S. dollars)


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

     These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2007, the Company has a working capital deficit of $924,237 and has accumulated losses of $2,451,405 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.


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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For Year Ended May 31, 2007
(Expressed in U.S. dollars)

2.   Summary of Significant Accounting Policies (continued)


     a)   Cash and Cash Equivalents

          The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

     b)   Basic and Diluted Net Income (Loss) Per Share

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

     c)   Financial Instruments

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

     d)   Foreign Currency Transactions/Balances

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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For Year Ended May 31, 2007
(Expressed in U.S. dollars)


2.   Summary of Significant Accounting Principles (continued)

     e)   Mineral Property Costs

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

     j)   Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2007, the Company's only component of comprehensive loss was foreign currency translation adjustments.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For Year Ended May 31, 2007
(Expressed in U.S. dollars)


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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For Year Ended May 31, 2007
(Expressed in U.S. dollars)



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


3.   Investments

     On March 26, 2002, the Company paid $14,615 (CDN$20,000) to purchase an option to acquire 49% of the outstanding shares of Slate Creek Mining Company Ltd. for CDN$1,000,000. On March 26, 2007, the option to acquire 49% of the outstanding shares of Slate Creek Mining Company Ltd. for CDN$1,000,000 expired as the Company did not consider the exercise price viable for the asset at this time. The investment was written down to nil at May 31, 2007.


4.   Property and Equipment

                             Cost    Accumulated   May 31, 2007    May 31, 2006
                                    Amortization  Net Book Value  Net Book Value
                              $           $             $               $

     Equipment             295,842     235,548        60,294          72,776
     ---------------------------------------------------------------------------

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For Year Ended May 31, 2007
(Expressed in U.S. dollars)


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

          The agreement stipulates that Georgia must commence mineral exploration on the properties as soon its securities are listed on a public market, and will have one year from that date to complete its exploration program on the three mineral claims. It further stipulates that Gemco may cancel this agreement and Georgia will not be entitled to recover its $35,000 investment in the event that Georgia does not complete the exploration by June 30, 2007. Further, Georgia did not complete the exploration by June 30, 2007. See Subsequent Event note 10(a).

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

          At May 31, 2007, cumulative exploration costs on these mineral claims are $334,629 (May 31, 2006 - $252,260).

6.   Related Party Transactions

     (a) As at May 31, 2007, the Company owed $39,497 to various management and directors for funding of working capital. The amounts are unsecured, non-interest bearing, and due on demand.
     (b) As at May 31, 2007, the Company owed $98,537 to various shareholders of the Company for funding of working capital. The amounts are unsecured, non-interest bearing, and due on demand.
     (c)  See Note 7.

7.   Notes Payable - Related Parties

     (a) On August 22, 2000, the Company issued a promissory note to the President of the Company for proceeds of $4,523 (CDN$5,000). The note is unsecured, due interest of 16% per annum and due on demand. On January 15, 2007, the full outstanding amount of this promissory note, $3,851 (CDN$4,313), was converted to 15,402 common shares of the Company.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For Year Ended May 31, 2007
(Expressed in U.S. dollars)


7.   Notes Payable - Related Parties (continued)

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

     (d) On January 15, 2007, the Company issued a promissory note to a director of the Company for proceeds of $88,961 (CDN$99,636). The note is unsecured, due interest of 12% per annum, and due on demand. On January 26, 2007, $44,643 (CDN$50,000) was converted into common shares of the Company. . During the period between January 16 to May 31, 2007, the principal balance of the note was increased by $26,574 (CDN $30,078). At May 31, 2007, principal balance of $70,892 (CDN$79,714) and accrued interest of $3,545 (CDN$3,986) remained outstanding.

     (e) On January 15, 2007, the Company issued a promissory note to a principal of the Company for proceeds of $100,833 (CDN$112,933). The note is unsecured, due interest of 12% per annum, and due on demand. On January 26, 2007, $44,643 (CDN$50,000) was converted into common shares of the Company. During the period between January 16 to May 31, 2007, the principal balance of the note was increased by $43,358 (CDN $49,075.88). At May 31, 2007, principal balance of $99,548
          (CDN$112,009) and accrued interest of $4,977 (CDN$5,600) remained outstanding.

8.   Notes Payable

     Between 2000 and 2004, the Company issued promissory notes for proceeds of $402,329 (CDN$459,540). The notes are unsecured, due interest ranging from 0-18% per annum, and due on demand. At May 31, 2007, principal balance of $345,088 (CDN$369,106) and accrued interest of $201,088 (CDN$215,084)
     remained outstanding.

9.   Common Stock

     (a) For the period ended May 31, 2007, the Company issued 540,000 shares for subscribers to the 2006 Flow-Through share offering at $0.25 per share. The Company had subscribed $30,000 as at May 31, 2006 year end. Each share has one warrant attached which is convertible into one common share, exercisable within two years at a price of $0.50 USD per share. The warrants also have an expedited exercise provision stating that if, for thirty consecutive trading days, the closing price of the listed shares of the Company exceeds $0.50 USD then the exercise period of the warrants will be condensed to a period of 60 days. The Company subsequently prepared an filed an SB-2 registration statement with the Securities Exchange Commission in accordance with the terms of the offering, as outlined in Subsequent Events Note 9.

     (b) On April 3, 2007 the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933, for an offering of 3,500,000 shares at $0.75 and registering of 12,774,144 for existing holders at the prevailing market price. The Company will receive maximum proceeds of $2,625,000 from the offering to be used for working capital and general corporate purposes as outlined in the prospectus. The Company will not receive any proceeds from the resale of shares by the selling security holders covered under the prospectus. The registration statement was declared effective by the SEC on June 15, 2007

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For Year Ended May 31, 2007
(Expressed in U.S. dollars)


9.   Common Stock (continued)


     (c) For the period ended May 31, 2007, the Company issued 129,679 common shares to settle $32,420 (CDN $36,000) of outstanding notes payable in exchange for $0.25 per common share, for the issuance of 129,679 common shares.

     (d) For the period ended May 31, 2007, the Company issued 50,000 shares at a deemed value of $14,500 at $0.29 per share in accordance with the property purchase agreement dated May 4, 2006, whereby Gemco acquired claims to 2,691.69 acres of mineral property contiguous to the Burns Property.

     (e) For the period ended May 31, 2007, the Company issued 40,000 shares and 15,000 shares in exchange for cartage services and a loan fee which were provided in September 2006 and were both recorded at a deemed value of $0.20 per share for $8,000 and $3,000 respectively, representing the current market price of the shares and the fees that would customarily be charged for such services

     (f) For the period ended May 31, 2007, the Company issued 35,000 shares and 2,000 shares in exchange for consulting and promotional services which were provided in November 2006 and recorded at $8,750 and $300 at a deemed value of $0.25 per share and $0.15 per share respectively, representing the current market price of the shares and the fees that would customarily be charged for such services.

     (g) For the period ended May 31, 2007, the Company issued 459,311 shares to three Directors for debt conversion in the amount of $114,827.68 at $0.25 per share as denoted in the Related Parties transactions later in this registration statement.

     (h) For the period ended May 31, 2007, the Company issued 178,571 shares to a Principal Shareholder for debt conversion in the amount of $44,642.86 at $0.25 per share as denoted in the Related Parties transactions later in this registration statement.

10.  Subsequent Events

     (a) Regarding the Option discussed in Note 5(b) Georgia did not complete the exploration by June 30, 2007. Therefore, Gemco has canceled this agreement and Georgia will not be entitled to recover its $35,000 investment

     (b) The SB2 registration statement discussed in Note 8(b) was declared effective by the SEC on June 15, 2007.

     (c) On June 6, 2007 the Company agreed to acquire 66.6% of the outstanding shares of EKG Minerals Inc. ("EKG"). EKG is a private company which holds 100% interest in the 1181.64 hectare (2920 acre) gold and silver `Snowflake' property located north of Oliver, British Columbia. The EKG majority shares being acquired are equally held by two principals in Gemco who will receive 75,000 shares each for a total of 150,000 common shares from the Company's treasury to complete the acquisition.

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

Audit Committee

The Audit Committee is composed of two directors - Evan Brett and Dorlyn Evancic. The Audit Committee has reviewed the financial statements included with this report of the Company on Form 10-KSB for the year ended May 31, 2007.

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


Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

      Name             Position Held with the     Age    Date First Elected /
                       Corporation                       Appointed
---------------------  -----------------------   -----   --------------------
Thomas Charles Hatton  President and Director      64    January 10, 2005
Evan Allan Brett       Secretary, and Director     66    February 10, 2005
Dorlyn Robert Evancic  Treasurer and Director      43    March 1, 2005

Business Experience

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

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in June 2007.

Item 10. Executive Compensation.


COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain compensation information for the Company's officers for the fiscal years ended May 31, 2007, 2006, and 2005. No executive officer of the Company earned total annual salary and bonus exceeding $100,000 during the fiscal year ended May 31, 2007.

                           SUMMARY COMPENSATION TABLE

                                                                            LONG TERM COMPENSATION
                                              ANNUAL             --------------------------------------------
                                           COMPENSATION                 AWARDS           PAYOUTS
                                     -------------------------   --------------------- -----------
                                                        Other
                                                        Annual   Restricted  Options/               All Other
                                                       Compen-      Stock     SARs *     LTIP        Compen-
Name            Title        Year    Salary   Bonus     sation     Awarded      (#)    payouts ($)   sation
----------      -----------  ----    ------   -----    -------   ----------  --------  -----------  --------
Thomas C.       Director,    2007      $0       0         0           0          0          0           0
Hatton          President,
                and          2006      $0       0         0        100,000       0          0           0
                Chief
                Executive    2005      $0       0         0           0          0          0           0
                Officer
--------------------------------------------------------------------------------------------------------------
Evan A. Brett   Director,    2007      $0       0         0           0          0          0           0
                and
                Corporate    2006      $0       0         0        110,000       0          0           0
                Secretary
                             2005      $0       0         0           0          0          0           0
--------------------------------------------------------------------------------------------------------------
Dorlyn R.       Director,    2007   $45,434     0         0        410,000       0          0           0
Evancic  (1)    Treasurer,
                and          2006   $34,089     0         0        400,000       0          0           0
                Chief
                Financial    2005    $7,170     0         0        500,000       0          0           0
                Officer
--------------------------------------------------------------------------------------------------------------


(1) Mr. Evancic is employed and compensated by Pro-Act Management Inc., which provides business management and consulting services to us. Mr. Evancic does not bill us for his time spent on the Company and is compensated directly or indirectly by us, through Pro-Act Management Inc. See the section of this filing entitled Certain Relationships and Related Transactions

STOCK OPTION GRANTS


We did not grant any stock options to our executive officers during our fiscal year ended May 31, 2007, as illustrated in the following table:

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

Evan A. Brett,                         Nil         Not Applicable   Not Applicable    Not Applicable
Director, Corporate Secretary

Dorlyn R. Evancic,                     Nil         Not Applicable   Not Applicable    Not Applicable
Director, Chief Financial Officer
----------------------------------------------------------------------------------------------------


EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES


The following is a summary of the share purchase options exercised by our executive officers for our fiscal year ended May 31, 2007:

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
Thomas C. Hatton,                      NIL              NIL            NIL/NIL         $NIL/ $NIL
Director, President $ CEO

Evan A. Brett,                         NIL              NIL            NIL/NIL         $NIL/ $NIL
Director, Corporate Secretary

Dorlyn R. Evancic,                     NIL              NIL            NIL/NIL         $NIL/ $NIL
Director, Chief Financial Officer
----------------------------------------------------------------------------------------------------

LONG-TERM INCENTIVEPLANS

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.


COMPENSATION OF DIRECTORS

Our directors are not paid any compensation for acting as our directors. However, the directors are entitled to participate in the Corporation's stock option plan. During the year ended May 31, 2007 there were no stock options granted.

Other Arrangements

None of the directors of the Company were compensated in their capacity as a director by the Company and its subsidiary during the fiscal year ended May 31, 2007 pursuant to any other arrangement.

Indebtedness of Directors and Executive Officers

None of the directors or executive officers of the Company was indebted to the Company or its subsidiary during the fiscal year ended May 31, 2007, including under any securities purchase or other program.

Item 11. Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 15, 2007, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.


Name and Address of                     Amount and Nature of    Percentage
Beneficial Owner                        Beneficial Ownership    of Class(1)
---------------------------------------------------------------------------

Thomas Hatton (2)                            787,160            3.8%
Box 111
Wells, BC,  V0K 2R0
---------------------------------------------------------------------------
Evan Brett (3)                               792,297            3.9%
19651 - 48th Ave
Langley, BC, V3A 3K7
---------------------------------------------------------------------------
Dorlyn Evancic (4)                         1,683,703            8.2%
1228 Gateway Place
Port Coquitlam, BC,  V3C 5X4
---------------------------------------------------------------------------
Fu Kwai Enterprises Ltd.                   1,705,833            8.3%
Suite 215, 8171 Cook Road
Richmond, BC, V6Y 3T8
---------------------------------------------------------------------------
Great West Management Corp. (5)            3,044,389           14.9%
Suite 102 - 20475 Douglas Cres.
Langley, BC,  V3A 4V6
---------------------------------------------------------------------------
Directors and Officers                     3,263,160           15.9%
as a group  (3)

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 15, 2007. As of May 31, 2007, there were 19,936,375 shares issued and outstanding and 540,000 shares underlying warrants.

(2) Consists of 752,297 shares held by Evan Brett and 40,000 shares underlying warrants.

(3) Consists of 895,132 shares held by Dorlyn Evancic and 788,571 shares held by Pro-Act Management Inc. (a company owned by Mr. Evancic).

(4) 100% of the voting rights of this principal shareholder are controlled by Valentina Guerin.

(5) Includes 445,000 shares held by Delaine Mollica who controls 100% of the voting rights of this principal shareholder.

================================================================================


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


There have been the following related party transactions during the past two years:

 Date   Related Person/Relationship      Description of Transaction
 ----   ---------------------------      --------------------------
Jun-05  Fu Kwai Ent. Ltd.                1,155,833 shares issued for debt
        Principal Shareholder            conversion of $127,144

Jun-05  Evan Brett/Director &            33,416 shares issued for debt
        Secretary                        conversion of $6,014
                                         222,222 shares issued for debt
                                         conversion of $50,000

Jun-05  Delaine J. Mollica               325,000 shares issued for debt
        of Great West Mgmt               conversion of $65,000
        Corp.,
        Principal Shareholder

Jun-05  Dorlyn Evancic/Director          500,000 issued for business management
        and Chief                        and consulting services pursuant to
        Financial Officer*               the consulting agreement with Pro-Act
                                         Management Inc.

Jun-05  Global Energy Resources Ltd.     411,000 shares issued for debt
                                         conversion of $102,750.

Apr-06  Tom Hatton/Director & President  100,000 shares issued for management services at a deemed
                                         value of $10,000.

Apr-06  Evan Brett/Director & Secretary  110,000 shares issued for management services at a deemed
                                         value of $11,000

Apr-06  Delaine J. Mollica,              120,000 shares issued for management
        of Great West Management Corp.   services at a deemed value of $12,000
        Principal Shareholder

Apr-06  Pro-Act Management Inc.*         400,000 shares issued for business
                                         management and consulting services at
                                         a deemed value of $40,000

Apr-06  Evan Brett/Director & Secretary  Subscribed for 40,000 shares under the flow-through offering for $10,000

Apr-06  Evan Brett/Director & Secretary  Shareholders loans to the Company in the net sum of $22,935

Dec-06  Great West Management Corp.,     Shareholders loans, accrued fees and
        Principal Shareholder            expenses recognized as a note payable
                                         in the sum of $100,833

Dec-06  Pro-Act Management Inc.*         Shareholders loans, accrued consulting
                                         fees and expenses recognized as a note
                                         payable in the sum of $88,961

Jan-07  Evan Brett/Director & Secretary  40,000 shares issued following the Dec 31/06 closing of the
                                         flow-through offering re the
                                         subscription for $10,000

Jan-07  Evan Brett/Director & Secretary  79,680 shares issued for debt conversion of $19,920

Jan-07  Pro-Act Management Inc.*         178,571 shares issued for
                                         conversion of $44,643

Jan-07  Evan Brett/Director & Secretary  153,979 shares issued for conversion of $38,495

Jan-07  Tom Hatton/Director & President  126,760 shares issued for conversion of $31,690

Jan-07  Great West Management Corp.,     178,571 shares issued for
                                         conversion of $44,643
        Principal Shareholder

May-07  Evan Brett/Director & Secretary  Shareholders loans, accrued fees and expenses in the sum of $12,168

May-07  Great West Management Corp.,     Shareholders loans, accrued fees and
        Principal Shareholder            expenses in the sum of $43,358


May-07  Pro-Act Management Inc.*         Shareholders loans, accrued fees and
                                         expenses in the sum of $26,574


* Mr. Evancic serves as Chief Financial Officer through a consulting agreement with Pro-Act Management, see Exhibit 10.2

Item 13. Exhibits and Reports on Form 8-K.


The following reports on Form 8-K were filed during the year ended May 31, 2007:


8K filed on July 10, 2007 regarding change of auditors.


The following are exhibits to this Annual Report

Exhibit    Identification of Exhibit
No.
2.1        Articles of Incorporation *
2.2        Articles of Amendment dated March 1, 2000 *
2.3        Articles of Amendment dated September 25, 2001 *
2.4        Articles of Amendment dated March 30, 2006***
3.1        Form of Specimen of Common Stock *
3.2        Form of 2003 Debt Settlement Agreement *
3.3        Form of 2005 Common Stock Purchase Warrant *
10.1       Intellectual Property Assignment Agreement dated June 4, 1998 *
10.2       Pro Act Management Consulting Contract *
10.3       Georgia International Mining Option Agreement dated July 30, 2005 *
10.4       Golden Spike Agreement dated March 26, 2002 **
14.0       Code Of Business Conduct & Ethics and Compliance Program****
31.1       Certification of Chief Executive Officer Pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
31.2       Certification of Chief Financial Officer Pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
32.1       Certification of Chief Executive Officer Pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.
32.2       Certification of Chief Financial Officer Pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.


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


Item 14. Principal Accounting Fees and Services

Audit Fees: The aggregate fees billed for the fiscal year ended May 31, 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10KSB was approximately $8,871 as compared to $15,000 for the similar period of the preceding fiscal year.

Audit-Related Fees are fees charged by our independent auditor for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees" above. This category comprises fees billed for independent accountant review of our interim financial statements and management discussion and analysis, as well as advisory services associated with our financial reporting. Such fees were approximately $3,000 versus $5,000 for the similar period last year.

Tax Fees: The aggregate fees billed for the fiscal year ended May 31, 2006 for professional services rendered by the principal accountant for tax compliance and tax planning was nil versus $1,750 for the similar period last year.

All Other Fees: The aggregate fees billed for the fiscal year ended May 31, 2006 for products and services provided by the principal accountant other than the services reported above was approximately nil versus nil for the similar period last year.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              GEMCO MINERALS, INC.
                                  (Registrant)

                            By: /s/ Thomas C. Hatton
                                --------------------
                                Thomas C. Hatton, President and Director
                                Chief Executive Officer
                            Date: August 29, 2007

                            By: /s/ Dorlyn R. Evancic
                                ---------------------
                                Dorlyn R. Evancic, Treasurer and Director
                                Chief Financial Officer
                            Date: August 29, 2007



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            By: /s/ Thomas C. Hatton
                                ---------------------
                            Thomas C. Hatton, President and Director
                                Chief Executive Officer
                            Date: August 29, 2007

                            By: /s/ Dorlyn R. Evancic
                                ----------------------
                            Dorlyn R. Evancic, Treasurer and Director
                                Chief Financial Officer
                            Date: August 29, 2007

                            By: /s/ Evan A. Brett
                                --------------------
                            Evan A. Brett, Secretary and Director
                            Date: August 29, 2007