Form 10QSB
period 2007-08-31
Gemco Minerals, Inc.
filed 2007-10-12
CIK 1338118

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the three month period ended August 31, 2007

     [_] Transition report under Section 13 or 15(d) of the Securities Exchange Act
          For the transition period from _________ to ____________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 1, 2007 the Registrant had 19,936,375 shares of common stock, $0.001 par value, outstanding.

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

Item 3.   Controls And Procedures.......................................7

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings.............................................8

Item 2.   Changes in Securities and Use of Proceeds.................... 8

Item 3.   Defaults Upon Senior Securities...............................8

Item 4.   Submission of Matters to a Vote of Security Holders...........8

Item 5.   Other Information............................................ 8

Item 6.   Exhibits and Reports on Form 8-K..............................8

SIGNATURES..............................................................9

Item 1.   Financial Statements.

GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
as at August 31, 2007
(Expressed in U.S. dollars)
(unaudited)

                                                               August 31       May 31,
                                                                 2007           2007
                                                              -----------    -----------
Assets
Current:
      Cash                                                    $     4,052    $    14,753
                                                              -----------    -----------
Total Current Assets                                                4,052         14,753
                                                              -----------    -----------

Investment (Note 3)                                                15,000             --
Mineral Claims (Note 5)                                            99,272         99,272
Equipment (Note 4)                                                 57,635         60,294
                                                              -----------    -----------
                                                                  171,907        159,566
                                                              -----------    -----------
Total Assets                                                  $   175,959    $   174,319
                                                              ===========    ===========

Liabilities
Current:
      Accounts payable                                        $    89,393    $    75,818
      Due to related parties (Note 6(a))                           45,458         39,497
      Due to shareholders (Note 6(b))                             149,101         98,537
      Notes payable - related parties (Note 7)                    202,126        178,961
      Notes payable (Note 8)                                      558,614        546,177
                                                              -----------    -----------
Total Liabilities                                               1,044,692        938,990
                                                              -----------    -----------

Shareholders' Deficit
Share Capital
      Authorized -
         50,000,000 Common shares with par value of $0.001
      Issued and Outstanding - 19,936,375 shares                   19,936         19,936
      Additional paid-in capital                                1,754,229      1,754,229
      Shares to be issued (Note 9)                                 15,000             --

Other accumulated comprehensive loss                              (95,350)       (87,432)
Deficit, accumulated during the development stage              (2,562,548)    (2,451,405)
                                                              -----------    -----------
Total Shareholder's Deficit                                      (868,733)      (764,671)
                                                              -----------    -----------
Total Liabilities and Shareholders' Deficit                   $   175,959    $   174,319
                                                              ===========    ===========

    (The Accompanying Notes are an Integral part of the Financial Statements)
                                       F-1

GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended August 31, 2007 and 2006
(Expressed in U.S. dollars)
(unaudited)
                                                            Three Months
                                                          Ended August 31,
                                                        2007             2006
                                                    -----------      -----------
Revenue                                             $        --      $        --
                                                    -----------      -----------

Operating Expenses
    Amortization                                          2,659            3,154
    Commissions                                          15,000               --
    General and administrative                            3,527            8,245
    Investor Relations                                    5,000           11,300
    Management and consulting fees                       18,000           21,728
    Mineral property costs                               38,753           13,920
    Professional fees                                    13,770            8,764
                                                    -----------      -----------
    Total operating expenses                             96,709           67,111

Interest and bank charges                                14,434           13,936

                                                    -----------      -----------
Net Loss for the period                             $   111,142      $    81,047
                                                    ===========      ===========

Net loss per weighted-average share -
    Basic and fully diluted                         $    0.0059      $    0.0045
                                                    ===========      ===========

Weighted-average number of shares                    18,986,000       17,864,000
                                                    ===========      ===========


    (The Accompanying Notes are an Integral part of the Financial Statements)
                                       F-2


GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended August 31, 2007 and 2006
(Expressed in U.S. dollars)
(unaudited)
                                                                  Three Months
                                                                Ended August 31,
                                                               2007         2006
                                                            ---------    ---------
Operating Activities
    Net loss for the period                                 $(111,142)   $ (81,047)
    Adjustments to reconcile net loss to net cash used in
       operating and financing activities:

       Amortization                                             2,659        3,154

    Changes in operating assets and liabilities
       Accounts payable and accrued liabilities                13,574       (3,258)
       Due to related parties                                  23,165       18,715
       Notes Payable                                           12,437           --
                                                            ---------    ---------
Net cash provided by (used in) operating activities           (59,307)     (62,436)
                                                            ---------    ---------

Investing Activities
    Disposition (acquisition) of investments                  (15,000)          --
                                                            ---------    ---------
Net cash provided by investing activities                     (15,000)          --
                                                            ---------    ---------

Financing Activities
    Advances from a related party                               5,962        8,232
    Advances from shareholders                                 50,564       59,395
    Shares to be issued to a related party                     15,000
                                                            ---------    ---------
Net cash provided by investing activities                      71,526       67,627
                                                            ---------    ---------
Foreign exchange included in other comprehensive loss          (7,918)      (1,946)
                                                            ---------    ---------

Net Increase (Decrease) in Cash                               (10,701)       3,245

Cash, beginning                                                14,753       11,797
                                                            ---------    ---------
Cash, ending                                                $   4,052    $  15,042
                                                            =========    =========

    (The Accompanying Notes are an Integral part of the Financial Statements)
                                       F-3

GEMCO MINERALS INC.
(An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS For the Three Months ended August 31, 2007
(Expressed in U.S. dollars)


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

     These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at August 31, 2007, the Company has a working capital deficit of $1,040,640 and has accumulated losses of $2,562,548 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.


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

GEMCO MINERALS INC.
(An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS For the Three Months ended August 31, 2007
(Expressed in U.S. dollars)

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

GEMCO MINERALS INC.
(An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS For the Three Months ended August 31, 2007
(Expressed in U.S. dollars)


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

     j)   Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2007, the Company's only component of comprehensive loss was foreign currency translation adjustments.

GEMCO MINERALS INC.
(An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS For the Three Months ended August 31, 2007
(Expressed in U.S. dollars)


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

GEMCO MINERALS INC.
(An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS For the Three Months ended August 31, 2007
(Expressed in U.S. dollars)



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

     3.   Investments

          On June 6, 2007, the Company acquired 66.66% of the issued and outstanding shares EKG Minerals Inc. ("EKG") as an investment. EKG is a British Columbia registered company which holds 100% interest in the 1181.64 hectare (2920 acre) gold, silver `Snowflake' property located north of Oliver, BC. The EKG shares were equally held by two related parties in Gemco as further disclosed under related party transactions. Both parties agreed to receive 75,000 shares each from treasury for a total of 150,000 common shares at $0.10 per share for a total investment of $15,000.

     4.   Property and Equipment

                                                  May 31,          May 31,
                                Accumulated         2007             2007
                       Cost    Amortization    Net Book Value   Net Book Value
                        $            $               $                $

     Equipment       295,842      238,207          57,635           60,294
     --------------------------------------------------------------------------

GEMCO MINERALS INC.
(An Exploration Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS For the Three Months ended August 31, 2007
(Expressed in U.S. dollars)


5.   Mineral Property

(a) On May 15, 2005, Firstline assigned its interest to six mineral claims at Burns Mountain, and two mineral claims for Hawks Placer and Joytown Placer in exchange for $81,242 (CDN$102,002).

(b) On May 9, 2006, the Company acquired two additional mineral claims at Burns Mountain adjacent to its existing tenures in exchange for 50,000 shares of the Company with a fair value of $14,500 from a third party.

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

     At August 31, 2007, cumulative exploration costs on these mineral claims are $373,382 (May 31, 2007 - $334,629).


6.   Related Party Transactions

(a) As at August 31, 2007, the Company owed $45,458 to various management and directors for funding of working capital. The amounts are unsecured, non-interest bearing, and due on demand.

(b) As at August 31, 2007, the Company owed $149,101 to various shareholders of the Company for funding of working capital. The amounts are unsecured, non-interest bearing, and due on demand.

(c)  See Note 7 and Note 9.


7.   Notes Payable - Related Parties

(a) On January 15, 2007, the Company issued a promissory note to a director of the Company for proceeds of $88,961 (CDN$99,636). The note is unsecured, due interest of 12% per annum, and due on demand. On January 26, 2007, $44,643 (CDN$50,000) was converted into common shares of the Company. During the period between January 16 to August 31, 2007, the principal balance of the note was increased by $32,970 (CDN $36,875). At August 31, 2007, principal balance of $77,287 (CDN$86,512) and accrued interest of $5,969 (CDN$6,701) remained outstanding.


(b) On January 15, 2007, the Company issued a promissory note to a principal of the Company for proceeds of $100,833 (CDN$112,933). The note is unsecured, due interest of 12% per annum, and due on demand. On January 26, 2007, $44,643 (CDN$50,000) was converted into common shares of the Company. During the period between January 16 to August 31, 2007, the principal balance of the note was increased by $54,240 (CDN $60,641). At August 31, 2007, principal balance of $110,430 (CDN$123,574) and accrued interest of $8,439 (CDN$9,476) remained outstanding.


8.   Notes Payable

     Between 2000 and 2004, the Company issued promissory notes for proceeds of $402,329 (CDN$459,540). The notes are unsecured, due interest ranging from 0-18% per annum, and due on demand. At August 31, 2007, principal balance of $349,466 (CDN$369,106) and accrued interest of $209,147 (CDN$220,902)
     remained outstanding.


9.   Common Stock

     On June 6, 2007 the Company agreed to issue a total of 150,000 common shares to two related parties of Gemco for the acquisition of 66.66% of the outstanding shares of EKG Minerals Inc., a British Columbia registered company. The EKG shares acquired were equally held by two principals in Gemco who will receive 75,000 shares each for a total of 150,000 common shares from the Company's treasury. The shares to be issued are recorded at $0.10 per share for a total of $15,000.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Overview

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to risks and un certainties. Actual results may differ substantially from those referred to herein. The following discussion should be read with the audited financial statements of Gemco Minerals Inc.


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

We continue to expand our Burns Group Project by acquiring strategically located mineral claims adjacent to our existing property. In May and June 2006, we acquired another 2,792 acres (1,129 hectares) of additional property to bring our Burns Group property to 12,685 contiguous acres (5,134 hectares)

The Company commenced its work program on the company's Burns Mountain mineral claims in June 2006. A crew was deployed on the property with excavator and supporting equipment to prepare access, conduct permitted trenching and follow-up prospecting in the specified area know as Oregon Gulch/Foster Ledge. Trenching and channel sampling were conducted in the anomalous area of the recent soils grid and geological mapping and prospecting is ongoing to expand the targeted areas of interest.

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

Gemco also conducted grassroots prospecting, dip needle and self-potential geophysical surveys on Mount Burns, adjacent to the Fosters grid of Mount Nelson. Gemco's field crew is following a suspect gold bearing fault which extends from Mount Nelson to Mount Burns. On the recommendation of geologist, `Ned' Reid, Gemco permitted 3 surface diamond drill holes at Perkins Gulch along the trend to the Fosters East soil anomaly. Drilling has yet to commence and the company plans to begin such works this coming season and have been permitted to do so by regulating authorities. Prospecting, dip needle and self-potential geophysical surveys have been completed here and have given the company geologist and prospectors targets for further exploration. Three reports have been published for work completed here this past season and have been submitted to the BC Ministry of Energy and Mines for assessment.

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

In June 2007, Gemco acquired of 66.6% of the outstanding shares of EKG Minerals Inc. ("EKG"). EKG is a British Columbia registered private company which holds 100% interest in the 1181.64 hectare (2920 acre) gold, silver 'Snowflake' property located north of Oliver, BC. The Company plans to carry out exploration on this property beginning in the late fall of 2007.

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

In June 2007 the Company mandated Mr. Jaime Noguera Perez of Estero Servicios Ambientales Engineering (Estero) to conduct a works program to collect, review and evaluate existing geological information, conduct all field work, geological mapping, sourcing all information on applicable regulations and requirements for permits to extract up to 300,000 tonnes of material the first year of operation and up to 2,000,000 tonnes per year thereafter. In August 2007 the Company received a progress report from Estero indicating that all field has been completed and Estero is preparing an executive report which will be submitted to the Mining office in Mexico City for final approval and attainment of permits to undertake mining operations. Gemco has incorporated a wholly owned subsidiary in Mexico, named Black Stone Industries S.A. de C.V., which will carry out all future business activities on behalf of Gemco in Mexico.

The Company will also engage an independent firm to review Estero's report and prepare an in-depth 43-101 technical report to meet standards and requirements for raising capital. Estero has received an initial deposit of $10,000 USD and $10,000 USD is due with the submission of the executive report. Further, a balance of $24,000 USD will be paid upon Black Stone Industries S.A. de C.V. receiving the mining permits noted above.

Wholly Owned Subsidiary


Our wholly owned subsidiary, "Firstline Recovery Systems Inc." (Firstline) continues in the business development for its magnetite natural mineral product trade named "Eco-Blast", as well as its Ilmenite "Talon Blast Abrasive" mineral product. These are environmentally safe products used in the industrial abrasive industry as outlined further below. Firstline also maintains its patented and proprietary rights in its "Centrifuge Processor Machine" for soil remediation and use in the processing of mining ore.

Natural Mineral Products
------------------------
Recent environmental regulations throughout North America have restricted the use of traditional abrasives like silica-sand and some slags. This is particularly true in the blast cleaning (sand blasting) market where 5 million tons of abrasives are used each year. Magnetite and Ilmenite have emerged as less health damaging and more environmentally friendly alternatives to the traditional non-recyclable abrasives. The specific particle size of natural magnetite product performs optimally in blast cleaning applications and can be recycled. ECO-Blast and Talon Blast Abrasive are the branded blast abrasives of Firstline using magnetite and Ilmenite blends.

Tests have shown these products to be effective replacements for more traditional blast mediums in terms of cost and performance and significantly superior in terms of environmental impact and recyclability. Powertech Labs Inc. conducted an analysis on the magnetite product, which approved the product for use by the BC Ministry of Environment and Parks. A number of comparison demonstration tests were also conducted by Ross-Rex Industries Inc. using ECO-Blast and competitive/alternative products and the results have been very positive as posted on Gemco's website.

The Company has executed a Brokers Agent Agreement, between Teichert Aggregates the supplier and Target products Ltd. the buyer, for the industrial mineral products known as Ilmenite and magnetite. Such products are presently going through specifc regional approval testing, and once completed and approved the buyer will enter into a contract with the seller to supply the mineral products. The Company is also pursuing sales of Teichert's mineral products to distributors across North America, and has engaged Pinnacle Group Marketing International, LLC to assist in the sales of such products. Pinnacle will receive $10.00 USD per tonne commissions on any of its transacted sales, and will earn advance commission draws of $5,000 per month during the initial start-up period. These advance commission draws will be deducted off any commissions earned on future mineral sales transacted.

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

Results of Operations - Gemco Minerals Inc.
Three months Ended August 31, 2007

During the three months ended August 31, 2007, Gemco recorded a net loss of $111,142 as compared to a loss of $81,047 for the three months ended August 31, 2006. This is an increase in the loss of approximately $30,095 due primarily to an increase of $24,833 in mineral property costs and $15,000 in commissions. Gemco has not yet generated any revenues from its Mineral Exploration Program. The Company incurred $96,709 in operating expenses which consist mainly of: mineral property costs of $38,753, investor relations of $5,000, professional fees of $13,770, management and consulting fees of $18,000 and commissions of $15,000. The Company also recorded interest and bank charges in the amount of $14,434. The $15,000 in commissions are advance draws to Pinnacle Group Marketing International, LLC in the amount of $5,000 per month for three months for pending sales contracts of Teichert mineral products as referred to under
Item 2 page 8. Such commissions will be deducted off any future commissions earned from anticipated mineral sales transacted by Pinnacle.

As of August 31, 2007, Gemco had total liabilities of $1,044,692 consisting of $89,393 in accounts payable, $45,458 due to related parties, $149,101 due to shareholders and $760,740 in notes payable, of which $202,126 are due to related parties. Liabilities had an increase of $105,702 from May 31, 2007 due primarily to an increase in loans from shareholders and notes payable of $50,564 and $35,602 respectively, inclusive of interest accrued, as well as an increase in accounts payable of $13,575.

Gemco's current assets at August 31, 2007, consisted of $4,052 in cash which decreased by $10,701 from $14,753 as at May 31, 2007. Total assets as of August 31, 2007 were $175,959 with mineral claims recorded at $99,272, equipment net of amortization at $57,635, and investments of $15,000 for the Company's acquisition of 66.67% of EKG Minerals Inc. in June 2007.

Liquidity and Capital Resources

The Company's assets are recorded at the lower of cost or market value. The total assets at August 31, 2007 were $175,959 net of amortization. The Company had a working capital deficiency of $1,040,640 at August 31, 3007 compared to a working capital deficiency of $924,237 as of May 31, 2007. The majority of Gemco's assets are long-term in nature and thus considered to be of lower liquidity. The Company's cash inflow has been generated mainly from shareholder loans, related party and short-term loans and subscription of common stock with minimal revenues and government incentive programs since inception.

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

                                     PART II
                                OTHER INFORMATION


Item 1.   Legal Proceedings.

          The British Columbia Securities Commission (BCSC) issued a cease trade order on the Company in its jurisdiction on August 22, 2007. The BCSC advises the Company was selected for a continuous disclosure review and assessed there were some deficiencies. Specifically, under section 4.2(1)(d) of National Instrument 43-101 - Standards of Disclosure for Mineral Projects, Gemco was required to file a technical report to support scientific and technical information, in its June 15, 2006 offering memorandum describing its material properties. The BCSC has confirmed that the Company did file its technical report and assessed some deficiencies which it requires the Company to amend in a revised technical report. The BCSC also assessed some corresponding deficiencies regarding Gemco's Form 45-106F2 June 15, 2006 offering memorandum which it requires the Company to amend in a revised 2006 offering memorandum. The Company is actively working to file the revised documents to attain approvals with the BCSC and revoke the cease trade order as expeditiously as possible.


Item 2.   Changes in Securities.

          During the quarter the Company did not issue any shares. The total shares of the Company issued and outstanding was 19,936,375 at August 31, 2007.

          The Company has committed to issue a total of 150,000 common shares to two related parties of Gemco for the acquisition in June 2007 of 66.66% of the outstanding shares of EKG Minerals Inc., a British Columbia registered company. The EKG shares acquired were equally held by two principals in Gemco who will receive 75,000 shares each for a total of 150,000 common shares from the Company's treasury. The shares to be issued are recorded at $0.10 per share for a total of $15,000.

          The Company filed an SB-2 registration statement with the Securities Exchange Commission which was declared effective by the SEC on June 15, 2007. The prospectus relates to the registering of up to 4,696,122 shares of common stock for sale on behalf of certain stock holders of our common stock, as well as up to 3,500,000 newly issued common shares by Gemco Minerals Inc. at $0.75. The Company will receive maximum proceeds of $2,625,000 from the offering to be used for working capital and general corporate purposes as outlined in the prospectus. The Company will not receive any proceeds from the resale of shares by the selling security holders covered under the prospectus.

          The Company has not raised any capital under the prospectus as of the date of this filing and may consider reducing the price the offering closer to market value. Further, the Company is updating its technical report and offering memorandum as requested by the British Columbia Securities Commission (BCSC), as noted under Legal Proceedings, and will not proceed with raising capital under the prospectus until the BCSC has approved the Company's updated filings.


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

DATE: October 11,2007


By: /s/ Tom Hatton
----------------------
Tom Hatton, President, Director
and Chief Executive Officer