Form 10QSB
period 2007-11-30
Gemco Minerals, Inc.
filed 2008-01-11
CIK 1338118

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the six month period ended November 30, 2007

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

Transitional Small Business Disclosure Format (check one):
          Yes [ ]     No [X]

                                 C O N T E N T S

                                                                       Page
Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements........................................F1-F11

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

Item 4.   Submission of Matters to a Vote of Security Holders...........9

Item 5.   Other Information............................................ 9

Item 6.   Exhibits and Reports on Form 8-K..............................9

SIGNATURES..............................................................9

Item 1.   Financial Statements.

GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
as at November 30, 2007
(Expressed in U.S. dollars)
(unaudited)

                                                           November 30      May 31,
                                                               2007          2007
                                                           -----------    -----------
Assets
Current:
     Cash                                                  $     9,373    $    14,753
                                                           -----------    -----------
Total Current Assets                                             9,373         14,753
                                                           -----------    -----------

Investment (Note 3)                                             15,000             --
Mineral Claims (Note 5)                                         99,274         99,272
Equipment (Note 4)                                              54,761         60,294
                                                           -----------    -----------
                                                               169,035        159,566
                                                           -----------    -----------
Total Assets                                               $   178,408    $   174,319
                                                           ===========    ===========

Liabilities
Current:
     Accounts payable                                      $    62,985    $    75,818
     Due to related parties (Note 6(a))                         48,128         39,497
     Due to shareholders (Note 6(b))                           154,899         98,537
     Notes payable - related parties (Note 7)                  224,589        178,961
     Notes payable (Note 8)                                    202,917        180,424
                                                           -----------    -----------
Total Liabilities                                              693,517        573,237
                                                           -----------    -----------

Shareholders' Deficit
Share Capital
     Authorized -
       50,000,000 Common shares with par value of $0.001

     Issued and Outstanding -19,936,375 shares                  19,936         19,936
     Additional paid-in capital                              1,754,229      1,754,229
     Subscriptions payable (Note 9)                             43,001             --

Other accumulated comprehensive loss                          (104,507)       (87,432)
Deficit, accumulated during the development stage           (2,227,768)    (2,085,652)
                                                           -----------    -----------
Total Shareholder's Deficit                                   (515,109)      (398,918)
                                                           -----------    -----------
Total Liabilities and Shareholders' Deficit                $   178,408    $   174,319
                                                           ===========    ===========

    (The Accompanying Notes are an Integral part of the Financial Statements)

GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
Six Months Ended November 30, 2007 and 2006
(Expressed in U.S. dollars)
(unaudited)
                                                            Six Months
                                                         Ended November 30,
                                                       2007             2006
                                                   ------------    ------------

Revenue                                            $         --    $         --
                                                   ------------    ------------

Operating Expenses
    Amortization                                          5,533           6,307
    Commissions                                          15,000          13,107
    General and administrative                            3,602           9,120
    Investor Relations                                    5,000          20,165
    Management and consulting fees                       36,000          23,592
    Mineral property costs (net recoveries)              40,883          33,947
    Professional fees                                    11,505          14,361
                                                   ------------    ------------
    Total operating expenses                            117,524         120,600

Interest and bank charges                                27,040          34,990
Gain on disposal of assets                               (2,448)             --
Other income                                                 --         (22,768)
                                                   ------------    ------------
Net Loss for the period                            $    142,116    $    132,822
                                                   ============    ============

Net loss per weighted-average share -
    Basic and fully diluted                        $     0.0074    $     0.0072
                                                   ============    ============

Weighted-average number of shares                    19,303,000      18,487,000
                                                   ============    ============



    (The Accompanying Notes are an Integral part of the Financial Statements)
                                       F-2



GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended November 30, 2007 and 2006
(Expressed in U.S. dollars)
(unaudited)
                                                                  Six Months
                                                              Ended November 30
                                                              2007         2006
                                                            ---------    ---------
Operating Activities
    Net loss for the period                                 $(142,116)   $(132,822)
    Adjustments to reconcile net loss to net cash used in
       operating and financing activities:

       Amortization                                             5,533        6,307

    Changes in operating assets and liabilities
       Accounts payable and accrued liabilities               (12,835)     (49,917)
       Due to related parties                                  45,628        2,148
       Notes Payable                                           22,493        4,906
                                                            ---------    ---------
Net cash provided by (used in) operating activities           (81,297)    (169,378)
                                                            ---------    ---------

Investing Activities
    Disposition (acquisition) of investments                  (15,000)          --
                                                            ---------    ---------
Net cash provided by investing activities                     (15,000)          --
                                                            ---------    ---------

Financing Activities
    Advances from a related party                               8,632       47,492
    Advances from shareholders                                 56,362       17,082
    Consideration for shares to be issued                      43,001       80,000
                                                            ---------    ---------
Net cash provided by investing activities                     107,995      144,574
                                                            ---------    ---------
Foreign exchange included in other comprehensive loss         (17,075)      24,295
                                                            ---------    ---------

Net Increase (Decrease) in Cash                                (5,380)        (509)

Cash, beginning                                                14,753       11,797
                                                            ---------    ---------
Cash, ending                                                $   9,373    $  11,288
                                                            =========    =========

    (The Accompanying Notes are an Integral part of the Financial Statements)
                                       F-3


GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Period from August 21, 1997 (date of inception) through November 30, 2007
(Expressed in U.S. dollars)
                                                                   Additional      Deficit
                                                                    paid-in      accumulated
                                                                  capital, and    during the        Other
                                     Common Shares                Contributed    development    Comprehensive
                                        Shares        Amount         surplus        phase        (Loss) Gain        Total
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at August 21, 1997                    --    $        --    $        --    $        --    $        --    $        --

Common shares issued for
   incorporation, organizational,
   and business plan development
   services                            5,000,000    $     5,000             --             --             --          5,000

Net loss for the period                       --             --             --         (5,000)            --         (5,000)
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 1999 and 2000       5,000,000          5,000             --         (5,000)            --             --

Surrender and cancellation of
  common shares                       (3,315,000)        (3,315)            --             --             --         (3,315)
Common shares issued to acquire
  EchoDrive project                   16,000,000         16,000         59,000             --             --         75,000

Net income for the year                       --             --             --          3,315             --          3,315
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2001               17,685,000         17,685         59,000         (1,685)            --         75,000

Net loss for the year                         --             --             --       (274,113)            --       (274,113)
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2002               17,685,000         17,685         59,000       (275,798)            --       (199,113)

Surrender and cancellation of
  common shares on cancellation
  of EchoDrive project               (16,000,000)       (16,000)       (59,000)            --             --        (75,000)

Common shares issued to acquire
  Firstline Recovery Systems Inc.      5,025,000          5,025             --             --             --          5,025

Common shares issued in settlement
   of debt                               951,000            951         89,984             --             --         90,935
Common shares issued for
  services rendered                    1,657,500          1,658         97,792             --             --         99,450

Translation adjustment                        --             --             --             --        (21,246)       (21,246)
Net loss for the year                         --             --             --       (455,330)            --       (455,330)
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2003                9,318,500    $     9,319    $   187,776    $  (731,128)   $   (21,246)   $  (555,279)

Common shares issued in settlement
   of debt                             3,540,844          3,541        623,183             --             --        626,724

Translation adjustment                        --             --             --             --         43,099         43,099
Net loss for the year                         --             --             --       (435,501)            --       (435,501)
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2004               12,859,344         12,860        810,959     (1,166,629)        21,853       (320,957)

Common shares issued for services
  rendered                             2,000,000          2,000         98,000             --             --        100,000

Translation adjustment                        --             --             --             --        (15,208)       (15,208)
Net loss for the year                         --             --             --       (399,073)            --       (399,073)
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2005               14,859,344         14,860        908,959     (1,565,702)         6,645       (635,238)

Common shares issued in settlement
   of debt                             2,147,471          2,147        338,760             --             --        340,907
Common shares issued for services
  rendered                             1,480,000          1,480        146,520             --             --        148,000
Common shares subscribed in
  flow-through offering                  120,000            120         29,880             --             --         30,000
Translation adjustment                        --             --             --             --        (80,835)       (80,835)
Net loss for year                             --             --             --       (422,013)            --       (422,013)
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2006               18,606,815    $    18,607    $ 1,424,119    $(1,987,715)   $   (74,190)   $  (619,179)

Common shares to be issued in
  settlement of debt                     767,560            768        191,123             --             --        191,890
Common shares issued for services
  rendered                                92,000             92         19,958             --             --         20,050
Common shares issued for mineral
   asset                                  50,000             50         14,450             --             --         14,500
Common shares subscribed in
  flow-through offering                  420,000            420        104,580             --             --        105,000

Translation adjustment                        --             --             --             --        (13,242)       (13,242)
Net loss for the year                         --             --             --       (463,690)            --       (463,690)
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2007,
  as previously reported              19,936,375    $    19,936    $ 1,754,230    $(2,451,405)   $   (87,432)   $  (764,671)

Adjusted for notes payable (Note 8)                                                   365,753                       365,753
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2007 as restated   19,936,375         19,936      1,754,230     (2,085,652)       (87,432)      (398,918)

Common shares subscribed for
  investment                                  --             43         42,958             --             --         43,001

Translation adjustment                        --             --             --             --        (17,075)       (17,075)
Net loss for the period                       --             --             --       (142,116)            --       (142,116)
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at November 30, 2007          19,936,375         19,979      1,797,188     (2,227,768)      (104,507)      (515,109)


   (The Accompanying Notes are an Integral part of the Financial Statements)
                                      F-4

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended November 30, 2007
(Expressed in U.S. dollars)
(unaudited)


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

     These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2007, the Company has a working capital deficit of $684,144 and has accumulated losses of $2,227,768 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.


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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended November 30, 2007
(Expressed in U.S. dollars)
(unaudited)

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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended November 30, 2007
(Expressed in U.S. dollars)
(unaudited)


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

     j)   Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2007, the Company's only component of comprehensive loss was foreign currency translation adjustments.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended November 30, 2007
(Expressed in U.S. dollars)
(unaudited)


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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended November 30, 2007
(Expressed in U.S. dollars)
(unaudited)



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


3.   Investments

     On June 6, 2007, the Company acquired 66.66% of the issued and outstanding shares EKG Minerals Inc. ("EKG") as an investment. EKG is a British Columbia registered company which holds 100% interest in the 1181.64 hectare (2920 acre) gold, silver `Snowflake' property located north of Oliver, BC. The EKG shares were equally held by two related parties in Gemco as further disclosed under related party transactions. Both parties agreed to receive 75,000 shares each from treasury for a totaling of 150,000 common shares at $0.10 per share for a total investment of $15,000.


4.   Property and Equipment

                                                  May 31,           May 31,
                                Accumulated         2007              2007
                       Cost    Amortization    Net Book Value    Net Book Value
                        $            $               $                 $

     Equipment       295,842      241,081          54,761            60,294
     ---------------------------------------------------------------------------

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended November 30, 2007
(Expressed in U.S. dollars)
(unaudited)


5.   Mineral Property

     (a) On May 15, 2005, Firstline assigned its interest to six mineral claims at Burns Mountain, and two mineral claims for Hawks Placer and Joytown Placer to the Company in exchange for $81,242 (CDN$102,002).

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

     (c) On January 23, 2007, Canamex assigned its interest to additional mineral claims in the Ensenada region of Baja California in the Exchange for 3% of the net sales of all industrial minerals extracted and a 3% net smelter royalty. As further consideration, 300,000 common shares will be issued and held in trust which are to be released only upon verifying the claims can be brought to a commercially viable project. The shares have been recorded at a notional value of $1 which will be denoted at market value on any future release from trust. See
          Note 9(c).

     (d) On June 30, 2007, the option agreement with Georgia International Mining Corporation expired as Georgia did not complete certain exploration as required to that date. The option was originally recognized as a $1 reduction on the mineral claims in August 2005, and this has now been reversed. Further, pursuant to the option agreement, Georgia will not be able to recover its $35,000 initial costs incurred, which the Company had recognized as a payable and has now recorded as a recovery of mineral property costs in the period ending November 30, 2007.

          At November 30, 2007, cumulative exploration costs on these mineral claims are $392,241 (May 31, 2007 - $334,629).


6.   Related Party Transactions

     (a) As at November 30, 2007, the Company owed $48,128 to various management and directors for funding of working capital. The amounts are unsecured, non-interest bearing, and due on demand.

     (b) As at November 30, 2007, the Company owed $154,899 to various shareholders of the Company for funding of working capital. The amounts are unsecured, non-interest bearing, and due on demand.

     (c)  See Note 7 and Note 9.


7.   Notes Payable - Related Parties

     (a) On January 15, 2007, the Company issued a promissory note to a director of the Company for proceeds of $88,961 (CDN$99,636). The note is unsecured, due interest of 12% per annum, and due on demand. On January 26, 2007, $44,643 (CDN$50,000) was converted into common shares of the Company. During the period between January 16 to November 30, 2007, the principal balance of the note was increased by $41,346 (CDN $45,166). At November 30, 2007, principal balance of $85,664 (CDN$94,802) and accrued interest of $8,897 (CDN$9,913)
          remained outstanding.


     (b) On January 15, 2007, the Company issued a promissory note to a principal of the Company for proceeds of $100,833 (CDN$112,933). The note is unsecured, due interest of 12% per annum, and due on demand. On January 26, 2007, $44,643 (CDN$50,000) was converted into common shares of the Company. During the period between January 16 to November 30, 2007, the principal balance of the note was increased by $61,500 (CDN $67,605). At November 30, 2007, principal balance of $117,690 (CDN$130,538) and accrued interest of $12,337 (CDN$13,769)
          remained outstanding.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended November 30, 2007
(Expressed in U.S. dollars)
(unaudited)


8.   Notes Payable

     Between 2000 and 2004, the Company issued promissory notes for proceeds of $402,329 (CDN$459,540). The notes are unsecured, due interest ranging from 0-18% per annum, and due on demand. At November 30, 2007, the Company determined notes payable in its wholly owned subsidiary should have been written down in the year ended May 31, 2007 in the amount of $365,753 (CDN$391,209) for notes payable which were expunged in that period, and restated the May 31, 2007 notes payable for said amount. At November 30, 2007, principal balance of $107,185 and accrued interest of $95,732 remained outstanding.


9.   Common Stock

     (a) On June 6, 2007 the Company agreed to issue a total of 150,000 common shares to two related parties of Gemco for the acquisition of 66.66% of the outstanding shares of EKG Minerals Inc., a British Columbia registered company. The EKG shares acquired were equally held by the two related parties who will receive 75,000 shares each for a total of 150,000 common shares from the Company's treasury. The shares to be issued are recorded at $0.10 per share for a total of $15,000.

     (b) On November 16, 2007 the Company accepted subscription agreements from two placees for 250,000 units each, of which one placee is a principal shareholder. The combined units consist of a total 500,000 common 144 restricted shares at $0.08 per share for total proceeds of $40,000, and 500,000 warrants, each exercisable into one common share at $0.30 per share for a period of two years. As at November 30, 2007, $28,000 was received and recorded as subscriptions payable.

     (c) Pursuant to the assignment agreement with Canamex on January 27, 2007, the Company has agreed to issue 150,000 common 144 restricted shares into trust to two arms length parties for a total of 300,000 shares. The shares have been recorded at a notional value of $1 as shares to be issued until issued in the next quarter. The issued shares will be held in trust and either released or cancelled upon future verification of the claim as commercially viable or non-viable respectfully. Upon any future release of the said shares for a commercially viable project, the recorded value of the shares will be denoted at market value at the time of release from trust.


10.  Subsequent Event

     Subsequent to November 30, 2007 the Company has agreed to settle $200,893 of outstanding notes payable and shareholders loans in exchange for 1,004,465 common 144 restricted shares at the rate of $0.20 per share.

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

We continue to expand our Burns Group Project by acquiring strategically located mineral claims adjacent to our existing property. In May and June 2006, we acquired another 2,792 acres (1,129 hectares) of additional property to bring our Burns Group property to 12,685 contiguous acres (5,134 hectares)

The Company commenced its work program on the company's Burns Mountain mineral claims in June 2006. A crew was deployed on the property with excavator and supporting equipment to prepare access, conduct permitted trenching and follow-up prospecting in the specified area know as Oregon Gulch/Foster Ledge. Trenching and rock sampling were conducted in the anomalous area of the recent soils grid and geological mapping and prospecting is ongoing to expand the targeted areas of interest.

Geologic mapping and channel sampling were conducted in the trenches while grassroots prospecting was conducted in the vicinity. Rock and soil samples were prepared and shipped to EcoTech Laboratory Ltd in Kamloops, British Columbia for fire assay and ICP analysis; and results were catalogued and plotted in Gemco's database.

Reports for this area, authored by Brad Davies (prospector), were submitted to the BC Ministry of Energy and Mines for assessment and filed into the BC mining records and publicly released in November 2007.

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

Further Gemco has an option to purchase 100 per cent interest in two additional placer claims. These properties consist of over 600 hectares, are approximately 27 kms in length of a dry arroya with varying widths and several meters in depth. Preliminary testing shows estimates of a potential recovery of 5 million tonnes of alluvial magnetite and ilmenite mineral product.

In June 2007 the Company mandated Mr. Jaime Noguera Perez of Estero Servicios Ambientales Engineering (Estero) to conduct a works program to collect, review and evaluate existing geological information, conduct all field work, geological mapping, sourcing all information on applicable regulations and requirements for permits to extract up to 300,000 tonnes of material the first year of operation and up to 2,000,000 tonnes per year thereafter. In August 2007 the Company received a progress report from Estero indicating that all field work has been completed and Estero is preparing an executive report which will be submitted to the Mining office in Mexico City for final approval and attainment of permits to undertake mining operations. Gemco has incorporated a wholly owned subsidiary in Mexico, named Black Stone Industries S.A. de C.V., which will carry out all future business activities on behalf of Gemco in Mexico.

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

Tests have shown these products to be effective replacements for more traditional blast mediums in terms of cost and performance and significantly superior in terms of environmental impact and recyclability. Powertech Labs Inc. conducted an analysis on the magnetite product, which approved the product for use by the BC Ministry of Environment and Parks. A number of comparison demonstration tests were also conducted by Ross-Rex Industries Inc. using Talon blast and competitive/alternative products and the results have been very positive as posted on Gemco's website.

The Company has executed a Brokers Agent Agreement, between Teichert Aggregates the supplier and Target products Ltd. the buyer, for the industrial mineral products known as Ilmenite and magnetite. Such products are presently going through specific regional approval testing, and once completed and approved the buyer will enter into a contract with the seller to supply the mineral products. The Company is also pursuing sales of Teichert's mineral products to distributors across North America, and has engaged Pinnacle Group Marketing International, LLC to assist in the sales of such products. Pinnacle will receive $10.00 USD per tonne commissions of completed transacted sales.

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

Results of Operations - Gemco Minerals Inc.
Six months Ended November 30, 2007

During the six months ended November 30, 2007, Gemco recorded a net loss of $142,116 as compared to a loss of $132,822 for the six months ended November 30, 2006. This is an increase in the loss of approximately $9,294 due primarily to an increase of $12,408 in management and consulting fees and $6,936 in mineral property costs, less the reduction of $15,165 in investor relations and $7,950 in interest charges while recognizing the other income of $22,768 recorded in the prior comparable period. Gemco has not yet generated any revenues from its Mineral Exploration Program. The Company incurred $117,524 in operating expenses which consist mainly of: mineral property costs of $40,883, commissions of $15,000, professional fees of $11,505 and management and consulting fees of $36,000 and. The Company also recorded interest and bank charges in the amount of $27,040 and a gain of $2,448 on the disposal of some equipment.

The mineral property costs are recorded net of recoveries which includes recovery for the $35,000 initial costs expended by Georgia pertaining to its option agreement on Burns Group claims. The Company had originally recognized these initial costs incurred on behalf of Gemco as accounts payable as well as an additional $5,517 of other costs expended by Georgia which was also recorded in the recovery. Further, the Company had originally recognized a reduction of $1 in mining claims for the option to Georgia, which has now been reversed. The Company has also recorded a notional value of $1 for 300,000 shares to be issued in trust to two arms length parties in accordance with an assignment agreement Canamex for its interest in an additional mineral claim in Mexico. The issued shares will be held in trust and either released or cancelled upon future verification of the claim as a viable or non-viable commercial project respectfully. Upon any future release of the said shares for a commercially viable project, the recorded value of the shares will be denoted at market value at the time of release from trust.

As of November 30, 2007, Gemco had total liabilities of $693,517, which is an increase of $120,280 as compared to $573,237 liabilities recorded at May 31, 2007. Both amounts have been reduced by $365,753 at November 30, 2007, as the Company determined that notes payable in its wholly owned subsidiary should have been written down in the year ended May 31, 2007 for notes which were expunged in that period, and restated the May 31, 2007 notes payable for said amount. The notes were payable to entities that have either ceased operations or liquidated and dissolved and/or have exceeded the six year statute of limitations for debt in the jurisdiction domiciled.

The Company's liabilities consist of $62,985 in accounts payable, $48,128 due to related parties, $154,899 due to shareholders and $427,506 in notes payable, of which $224,589 are due to related parties. Liabilities had an increase of $120,280 from May 31, 2007 due primarily to an increase in loans from shareholders and notes payable of $56,362 and $68,121 respectively, inclusive of interest accrued. Subsequent to November 30, 2007, the Company's liabilities will be further reduced as the Company has agreed to settle $200,893 of outstanding notes payable and shareholders loans in exchange for 1,004,465 common 144 restricted shares at the rate of $0.20 per share.

The Company's current assets at November 30, 2007, consisted of $9,373 in cash which decreased by $5,380 from $14,753 as at May 31, 2007. Total assets as of November 30, 2007 were $178,408 with mineral claims recorded at $99,274, equipment net of amortization at $54,761, and investments of $15,000 for the Company's acquisition of 66.67% of EKG Minerals Inc. in June 2007.

Liquidity and Capital Resources

The Company's assets are recorded at the lower of cost or market value. The total assets at November 30, 2007 were $178,408 net of amortization. The Company had a working capital deficiency of $684,144 at November 30, 3007 compared to a working capital deficiency of $558,784 as of May 31, 2007. The majority of Gemco's assets are long-term in nature and thus considered to be of lower liquidity. The Company's cash inflow has been generated mainly from shareholder loans, related party and short-term loans and subscription of common stock with minimal revenues and government incentive programs since inception.

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


The Company cannot currently meet its cash requirements without, future sale of shares or its current management and/or advances or loans from controlling shareholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase. There is no assurance that the Company will be able to obtain additional funding through the sales of additional shares or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company. It is the intent of management and controlling shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. Management has developed a business plan to address the company's net capital deficiency. This includes raising capital through its current SB2 Prospectus and optioning some of the company's mineral claims to other exploration companies.

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


                                     PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings.

The British Columbia Securities Commission (BCSC) issued a cease trade order on the Company in its jurisdiction on August 22, 2007. The BCSC advises the Company was selected for a continuous disclosure review and assessed there were some deficiencies. Specifically, under section 4.2(1)(d) of National Instrument 43-101 - Standards of Disclosure for Mineral Projects, Gemco was required to file a technical report to support scientific and technical information, in its June 15, 2006 offering memorandum describing its material properties. The BCSC has confirmed that the Company did file its technical report and assessed some deficiencies which it requires the Company to amend in a revised technical report. The BCSC also assessed some corresponding deficiencies regarding Gemco's Form 45-106F2 June 15, 2006 offering memorandum which it requires the Company to amend in a revised 2006 offering memorandum. The Company has since filed the revised documents to attain approvals with the BCSC and revoke the cease trade order as expeditiously as possible.


Item 2.   Changes in Securities.

During the quarter the Company did not issue any shares. The total shares of the Company issued and outstanding was 19,936,375 at August 31, 2007.

As of November 30, 2007 the Company has committed to issue shares in the next quarter as follows:

(a) On June 6, 2007 the Company agreed to issue a total of 150,000 common shares to two related parties of Gemco for the acquisition of 66.66% of the outstanding shares of EKG Minerals Inc., a British Columbia registered company. The EKG shares acquired were equally held by two related parties in Gemco who will receive 75,000 shares each for a total of 150,000 common shares from the Company's treasury. The shares to be issued are recorded at $0.10 per share for a total of $15,000.

(b) On November 16, 2007 the Company accepted subscription agreements from two placees for 250,000 units each, of which one placee is a principal shareholder. The units consist of a total 500,000 common 144 restricted shares at $0.08 per share for total proceeds of $40,000, and 500,000 warrants, each exercisable into one common share at $0.30 per share for a period of two years. As at November 30, 2007, $28,000 was received and recorded as subscriptions payable.

(c) Pursuant to the assignment agreement with Canamex on January 27, 2007, the Company has agreed to issue 150,000 common 144 restricted shares into trust to two arms length parties for a total of 300,000 shares. The shares have been recorded at a notional value of $1 as shares to be issued until issued in the next quarter. The issued shares will be held in trust and either released or cancelled upon future verification of the claim as a viable or non-viable commercial project respectfully. Upon any future release of the said shares for a commercially viable project, the recorded value of the shares will be denoted at market value at the time of release from trust

The Company filed an SB-2 registration statement with the Securities Exchange Commission which was declared effective by the SEC on June 15, 2007. The prospectus relates to the registering of up to 4,696,122 shares of common stock for sale on behalf of certain stock holders of our common stock, as well as up to 3,500,000 newly issued common shares by Gemco Minerals Inc. at $0.75. The Company will receive maximum proceeds of $2,625,000 from the offering to be used for working capital and general corporate purposes as outlined in the prospectus. The Company will not receive any proceeds from the resale of shares by the selling security holders covered under the prospectus.

The Company has not raised any capital under the prospectus as of the date of this filing and may consider reducing the price the offering closer to market value. Further, the Company has filed its amended technical report and offering memorandum as requested by the British Columbia Securities Commission (BCSC), as noted under Legal Proceedings, and will not proceed with raising capital under the prospectus until the BCSC has approved the Company's updated filings.


Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None

Item 5.   Other Information. None

Item 6.   Exhibits and Reports on Form 8-K.

(i)  Exhibits


Exhibit   Identification of Exhibit
No.
-------   ----------------------------------------------------------------------
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

None.
                                        9

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto, duly authorized.

Gemco Minerals Inc.
DATE: January 10,2008


By: /s/ TOM HATTON
----------------------
Tom Hatton, President, Director
and Chief Executive Officer