Form 10QSB
period 2008-02-29
Gemco Minerals, Inc.
filed 2008-04-11
CIK 1338118

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the nine month period ended February 29, 2008

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

Transitional Small Business Disclosure Format (check one):
          Yes [ ]     No [X]

                                 C O N T E N T S

                                                                       Page
Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements........................................F1-F13

Item 2.   Management's Discussion and Analysis or Plan of Operation.....2

Item 3.   Controls And Procedures.......................................8

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

Item 3.   Defaults Upon Senior Securities...............................9

Item 4.   Submission of Matters to a Vote of Security Holders...........9

Item 5.   Other Information............................................ 9

Item 6.   Exhibits and Reports on Form 8-K..............................9

SIGNATURES..............................................................10

Item 1.   Financial Statements.

GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
as at February 29, 2008
(Expressed in U.S. dollars)
(unaudited)

                                                             February 29      May 31,
                                                                2008           2007
                                                             -----------    -----------
Assets
Current:
      Cash                                                   $     2,756    $    14,753
                                                             -----------    -----------
Total Current Assets                                               2,756         14,753
                                                             -----------    -----------

Investment (Note 3)                                              275,000             --
Mineral Claims (Note 5)                                          111,887         99,272
Equipment (Note 4)                                                51,917         60,294
                                                             -----------    -----------
                                                                 438,804        159,566
                                                             -----------    -----------
Total Assets                                                 $   441,560    $   174,319
                                                             ===========    ===========

Liabilities
Current:
      Accounts payable                                       $    53,089    $    75,818
      Due to related parties (Note 6(a))                          21,854         39,497
      Due to shareholders (Note 6(b))                             59,811         98,537
      Notes payable - related parties (Note 7)                   200,930        178,961
      Notes payable (Note 8)                                     202,549        180,424
                                                             -----------    -----------
Total Liabilities                                                538,231        573,237
                                                             ===========    ===========

Minority Interest                                                  4,204             --

Shareholders' Deficit
Share Capital
      Authorized -
         50,000,000 Common shares with par value of $0.001
      Issued and Outstanding -
         23,015,839 and 19,936,375 shares, respectively           22,716         19,936
      Additional paid-in capital                               2,342,343      1,754,229

Other accumulated comprehensive loss                            (114,745)       (87,432)
Deficit, accumulated during the development stage             (2,351,191)    (2,085,652)
                                                             -----------    -----------
Total Shareholder's Deficit                                     (100,876)      (398,918)
                                                             -----------    -----------
Total Liabilities and Shareholders' Deficit                  $   441,560    $   174,319
                                                             ===========    ===========

    (The Accompanying Notes are an Integral part of the Financial Statements)
                                       F-1

GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
Nine Months Ended February 29, 2008 and 2007
(Expressed in U.S. dollars)
(unaudited)

                                                           Nine Months
                                                        Ended February 29,
                                                      2008              2007
                                                 ------------      ------------
Revenue                                          $         --      $         --
                                                 ------------      ------------

Operating Expenses
    Depreciation                                        8,377             9,306
    General and administrative                        222,423           238,605
                                                 ------------      ------------

    Total operating expenses                          230,800           247,911

Interest and bank charges                              37,209            64,864
Gain on disposal of assets                             (2,471)               --
Other income                                               --           (22,394)

                                                 ------------      ------------
Net Loss for the period                          $    265,539      $    290,381
                                                 ============      ============

Net loss per weighted-average share -
    Basic and fully diluted                      $     0.0135      $     0.0156
                                                 ============      ============

Weighted-average number of shares                  19,628,000        18,666,000
                                                 ============      ============


    (The Accompanying Notes are an Integral part of the Financial Statements)

Continued

GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended February 29, 2008 and 2007
(Expressed in U.S. dollars)
(unaudited)
                                                                   Nine Months
                                                               Ended February 29,
                                                               2008         2007
                                                            ---------    ---------
Operating Activities
    Net loss for the period                                 $(265,539)   $(290,381)
    Adjustments to reconcile net loss to net cash used in
       operating and financing activities:

       Depreciation                                             8,377        9,306
       Shares issued for services                              60,000       20,050
       Shares issued for settlement of debt                   200,893      206,390
       Shares issued for investment                           275,000           --
       Shares issued to acquire EKG Minerals Inc.              15,000           --
       Shares issued for mineral asset                              1           --

    Changes in operating assets and liabilities
       Accounts payable and accrued liabilities               (22,729)     (47,664)
       Due to related parties                                  21,969       56,931
       Notes Payable                                           22,124      (26,305)
                                                            ---------    ---------
Net cash provided by (used in) operating activities           315,095      (71,673)
                                                            ---------    ---------

Investing Activities
    Disposition (acquisition) of investments                 (275,000)          --
    Disposition (acquisition) of mineral claims               (12,615)          --
    Minority interest in subsidiary                             4,204           --
                                                            ---------    ---------
Net cash provided by investing activities                    (283,411)          --
                                                            ---------    ---------

Financing Activities
    Advances from a related party                             (17,642)     (93,571)
    Advances from shareholders                                (38,726)      20,118
    Proceeds from share subscriptions                          40,000      105,000
                                                            ---------    ---------
Net cash provided by investing activities                     (16,368)      31,547
                                                            ---------    ---------
Foreign exchange included in other comprehensive loss         (27,313)      36,634
                                                            ---------    ---------

Net Increase (Decrease) in Cash                               (11,997)      (3,492)

Cash, beginning                                                14,753       11,797
                                                            ---------    ---------
Cash, ending                                                $   2,756    $   8,305
                                                            =========    =========

    (The Accompanying Notes are an Integral part of the Financial Statements)
                                       F-3


GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Period from August 21, 1997 (date of inception) through February 29, 2008
(Expressed in U.S. dollars) Additional Deficit
(unaudited)

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


GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Period from August 21, 1997 (date of inception) through February 29, 2008
(Expressed in U.S. dollars) Additional Deficit
(unaudited)



Common shares subscribed
  for cash                               500,000            500         39,500             --            --          40,000
Common shares issued for
  investment                             750,000            750        274,250             --            --         275,000
Common shares issued to
  acquire EKG Minerals Inc.              150,000            150         14,850             --            --          15,000
Common shares issued in
  settlement of debt                   1,004,464          1,004        199,888             --            --         200,893
Common shares issued for
  services rendered                      375,000            375         59,625             --            --          60,000
Common shares issued for
  mineral asset (in-trust)               300,000             --             1              --            --               1

Translation adjustment                        --             --            --              --        (27,313)       (27,313)
Net loss for the period                       --             --            --        (265,539)           --        (265,539)
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at February 29, 2008          23,015,839         22,716      2,342,343     (2,351,191)      (114,745)      (100,876)




   (The Accompanying Notes are an Integral part of the Financial Statements)

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months ended February 29, 2008
(Expressed in U.S. dollars)
(unaudited)


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

     These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at February 29, 2008, the Company has a working capital deficit of $535,475 and has accumulated losses of $2,351,191 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.


2.   Summary of Significant Accounting Policies

     a)   Basis of Presentation and Consolidation

     These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Firstline Recovery Systems Inc. ("Firstline"), a company incorporated in the Province of British Columbia, Canada, on June 1, 1998 and its 66.67% owned subsidiary EKG Minerals Inc. ("EKG")a company incorporated in the Province of British Columbia, Canada, on October 8, 2004. All intercompany transactions and balances have been eliminated. The Company's fiscal year end is May 31.

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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months ended February 29, 2008
(Expressed in U.S. dollars)
(unaudited)

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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months ended February 29, 2008
(Expressed in U.S. dollars)
(unaudited)


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

     f)   Long-Lived Assets

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

     g)   Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 29, 2008, the Company's comprehensive loss was $114,745 comprised was foreign currency translation adjustments of $108,154 and adjustment on the consolidation of EKG Minerals Inc. of $6,591.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months ended February 29, 2008
(Expressed in U.S. dollars)
(unaudited)


2.   Summary of Significant Accounting Principles (continued)

     h)   Income Taxes

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

     i)   Stock-based Compensation

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

     j)   Recent Accounting Pronouncements

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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months ended February 29, 2008
(Expressed in U.S. dollars)
(unaudited)



2.   Summary of Significant Accounting Principles (continued)

     j)   Recent Accounting Pronouncements (continued)

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

     k)   Reclassifications

          Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current period's presentation.

3.   Investments

     On February 3, 2008, the Company accepted consideration in the form of a mortgage on real property, for the subscription of 750,000 shares at a deemed value of $0.37 per share, for a total value of $275,000. The mortgage is registered at $300,000 which is due on demand after February 5, 2009, and carries an interest rate of 16% compounded monthly. There is no interest income included in the financial statements to date for the mortgage. The mortgage is a third mortgage against the property known as 2939 Shuswap Road, Kamloops, BC, Canada, and owned by Akal Forest Products Ltd. (Inc. No. BC0552200) and legally described as Lot C, DL 282, Kamloops Div., Yale District, Plan 37425 (PID No. 005-311-853). The Company's intention is to liquidate the mortgage at the earliest reasonable opportunity to fund the Company.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months ended February 29, 2008
(Expressed in U.S. dollars)
(unaudited)


4.   Property and Equipment

                                                  May 31,           May 31,
                                Accumulated         2007              2007
                       Cost    Depreciation    Net Book Value    Net Book Value
                        $            $               $                 $

     Equipment       295,842      243,925          51,917            60,294
     ---------------------------------------------------------------------------



5.   Mineral Property

     (a) On May 15, 2005, Firstline assigned its interest to six mineral claims at Burns Mountain, and two lease of placer mineral claims ("LPM") for the Hawk LPM and the Joytown LPM to the Company in exchange for $81,242 (CDN$102,002).

     (b) On May 9, 2006, the Company acquired two additional mineral claims at Burns Mountain adjacent to its existing tenures in exchange for 50,000 shares of the Company with a fair value of $14,500 from a third party.

     (c) On May 24, 2006, the Company entered into a joint venture agreement (the "JV Agreement") with Canamex Corporation ("Canamex"), a Mexican mining company duly incorporated in the country of Mexico (Minera Canamex, S.A. de C.V.). In accordance with the JV Agreement, the Company advanced $3,500 to Canamex which was utilized to acquire one mineral claim in the Ensenada region of Baja California.

     (d) On January 23, 2007, Canamex assigned its interest to additional mineral claims in the Ensenada region of Baja California in the Exchange for 3% of the net sales of all industrial minerals extracted and a 3% net smelter royalty. As further consideration, 300,000 common shares were issued and are held in trust, which are to be released only upon verifying the claims can be brought to a commercially viable project. The shares have been recorded at a notional value of $1 which will be denoted at market value on any future release from trust. See
          Note 9(c).

     (e) On June 6, 2007, the Company acquired 66.67% of the issued and outstanding shares in EKG Minerals Inc. ("EKG") which holds 100% interest in the 1181.64 hectare (2920 acre) gold/silver `Tom' claim group, also internally referred to as the `Snowflake' mineral property. The property is located north of Oliver, BC consisting of four British Columbia mineral claims with tenure numbers are 536973, 536983, 536985 and 536987. The mineral claims are recorded at $12,613 ($13,491CDN).

     (f) On June 30, 2007, the option agreement with Georgia International Mining Corporation expired as Georgia did not complete certain exploration as required to that date. The option was originally recognized as a $1 reduction on the mineral claims in August 2005, and this has now been reversed. Further, pursuant to the option agreement, Georgia will not be able to recover its $35,000 initial costs incurred, which the Company had recognized as a payable and has now recorded as a recovery of mineral property costs in the period ending February 29, 2008.

          At February 29, 2008, cumulative exploration costs on these mineral claims are $447,556 (May 31, 2007 - $334,629).


6.   Related Party Transactions

     (a) As at February 29, 2008, the Company owed $21,854 to various management and directors for funding of working capital. The amounts are unsecured, non-interest bearing, and due on demand.

     (b) As at February 29, 2008, the Company owed $59,811 to various shareholders of the Company for funding of working capital. The amounts are unsecured, non-interest bearing, and due on demand.

     (c)  See Note 7 and Note 9.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months ended February 29, 2008
(Expressed in U.S. dollars)
(unaudited)


7.   Notes Payable - Related Parties

     (a) On January 15, 2007, the Company issued a promissory note to a director of the Company for proceeds of $88,961 (CDN$99,636). The note is unsecured, due interest of 12% per annum, and due on demand. On January 26, 2007, $44,643 (CDN$50,000) was converted into common shares of the Company, and on January 31, 2008 $30,000 (CDN$30,000) was also converted into common shares of the Company. During the period between January 16, 2007 to February 29, 2008, the principal balance of the note has increased by $21,970 (CDN $25,777). At February 29, 2008, principal balance of $66,288 (CDN$75,413) and accrued interest of $9,829 (CDN$11,132) remained outstanding.

     (b) On January 15, 2007, the Company issued a promissory note to a principal of the Company for proceeds of $100,833 (CDN$112,933). The note is unsecured, due interest of 12% per annum, and due on demand. On January 26, 2007, $44,643 (CDN$50,000) was converted into common shares of the Company, and on January 31, 2008 $30,000 (CDN$30,000) was also converted into common shares of the Company. During the period between January 16, 2007 to February 29, 2008, the principal balance of the note has increased by $53,339 (CDN $59,534). At February 29, 2008, principal balance of $109,529 (CDN$122,467) and accrued interest of $15,283 (CDN$17,127) remained outstanding.

8.   Notes Payable

     Between 2000 and 2004, the Company issued promissory notes for proceeds of $402,329 (CDN$459,540). The notes are unsecured, due interest ranging from 0-18% per annum, and due on demand. At February 29, 2008, the Company determined notes payable in its wholly owned subsidiary should have been written down in the year ended May 31, 2007 in the amount of $365,753 (CDN$391,209) for notes payable which were expunged in that period, and restated the May 31, 2007 notes payable for said amount. At February 29, 2008, principal balance of $108,884 (CDN$107,185) and accrued interest of $93,665 (CDN$92,204) remained outstanding.

9.   Common Stock

     (a) On June 6, 2007 the Company agreed to issue a total of 150,000 common shares, at a deemed price of $0.10 per share and value of $15,000, to two related parties of Gemco for the acquisition of 66.67% of the outstanding shares of EKG Minerals Inc., a British Columbia registered company. The EKG shares acquired were equally held by the two related parties who will receive 75,000 shares each for a total of 150,000 common shares from the Company's treasury. The shares were issued February 28, 2008.

     (b) On November 16, 2007 the Company accepted subscription agreements from two placees for 250,000 units each, of which one placee is a principal shareholder. The combined units consist of a total 500,000 common 144 restricted shares at $0.08 per share for total proceeds of $40,000, and 500,000 warrants, each exercisable into one common share at $0.30 per share for a period of two years. All proceeds have been received and the shares were issued February 28, 2008.

     (d) Pursuant to the assignment agreement with Canamex on January 27, 2007, the Company agreed to issue 150,000 common 144 restricted shares into trust to two arms length parties for a total of 300,000 shares. The shares were issued Februray 28, 2008 and have been recorded at a notional value of $1. The issued shares are held in trust and will either be released or cancelled upon future verification of the claim as commercially viable or non-viable respectfully. Upon any future release of the said shares for a commercially viable project, the recorded value of the shares will be denoted at market value at the time of release from trust.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months ended February 29, 2008
(Expressed in U.S. dollars)
(unaudited)


9.   Common Stock (continued)

     (e) On January 31, 2008, the Company accepted conversion agreements of shares for debt with five parties. The total debt converted was $200,893 at a price of $0.20 per share. A total of 1,004,465 144 restricted shares were issued February 28, 2008. Two of the parties are directors of the Company who received 150,000 and 132,737 shares for conversion of $30,000 as a portion of a note payable and $26,547 of amounts due to related parties respectively. One of the parties is a principal shareholder who received 150,000 shares for conversion of $30,000 as a portion of a note payable. The remaining parties converted $100,000 of a shareholder loan and $14,345 in notes payable to 500,000 and 71,727 shares respectively.

     (f) On February 3, 2008, the Company accepted consideration in the form of a mortgage on real property, for the subscription of 750,000 shares at a deemed value of $0.37 per share, for a total value of $275,000 (see
          Note 3(b)). The Company's intention is to liquidate the mortgage at the earliest reasonable opportunity to fund the Company. A finder's fee of 150,000 shares were also issued for this transaction to Solterra Aggregate Ltd, an entity controlled by a director of the Company. All of the shares were issued February 28, 2008.

     (g) On February 28, 2008, the Company issued 225,000 common 144 restricted shares to two non-related parties for consulting and geological services. The shares were recorded at the deemed price of $0.20 per share for a total value of $45,000.


10.  Subsequent Event

     Subsequent to February 29, 2008 the Company has accepted the subscription for 100,000 common shares for proceeds of $20,000 at a price of $0.20 per share.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Overview

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein. The following discussion should be read with the audited financial statements of Gemco Minerals Inc.

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

Our Current Business

Mining - Precious Metals

We are engaged in the acquisition and exploration of mineral properties in the Province of British Columbia. Our primary focus is the exploration of our Burns Group Property, located 45 miles east of Quesnel, British Columbia. Our plan of operations is to carry out mineral exploration activities at the Burns Group property as advised by a combination of professional recommendations located in historical documents as well as recent recommendations made in Gemco Minerals Inc. most recently published NI43-101 technical report on the property dated December 15, 2007.

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

We continue to expand our Burns Group property by acquiring strategically located mineral claims adjacent to our existing property. Most recently, in May and June 2006, we acquired an additional 2,792 acres (1,129 hectares) of mineral tenure to bring our Burns Group property to a total of 12,685 contiguous acres (5,134 hectares).

The Company commenced its work program on the Burns Group property in June 2006. A crew was deployed on the property with excavator and supporting equipment to prepare access, conduct permitted trenching and follow-up prospecting in the specified area know as Oregon Gulch/Foster Ledge. Trenching and rock sampling were conducted in the anomalous area of the `Foster's East soil grid' and geological mapping and prospecting is ongoing to expand targeted areas of interest.

Geologic mapping and channel sampling were conducted in the trenches while grassroots prospecting was conducted in the vicinity. Rock and soil samples were prepared and shipped to EcoTech Laboratory Ltd. in Kamloops, British Columbia. Analysis conducted included gold fire assay and multi-element ICP analysis; furthermore, the results were catalogued and plotted in Gemco Minerals Inc. database.

Assessment reports for the Foster's East trenching and sampling programs, authored by Brad Davies (prospector), were submitted to the BC Ministry of Energy and Mines for assessment and filed into the BC mining records which were publicly released in November 2007.

Further to the trenching and sampling program was a self-potential geophysical survey of a portion of the Foster's East grid to test the correlation of gold-in-soils and suggested subsurface geology with the geophysical interpretation. A strong and exacting correlation was discovered between the soil anomalies and several subsurface geophysical anomalies, indicative of sulphide rich veining, were located. A detailed geophysical report was published by the contractor, Angelique Justason, and submitted to the BC Ministry of Energy and Mines for assessment which was publicly released in November 2007.

Robert "Ned" Reid, PGeo, and Angelique Justason published Gemco Minerals Inc. NI43-101 technical report titled "Summary of Mineral Exploration Activities at the Mount Burns Claim Group" dated December 15, 2007. On the recommendations of the NI43-101 technical report, Gemco is in the process of permitting a trenching and surface diamond drill hole program to define previous geochemical and geophysical anomalies and follow the anomalous "northwest trend" which extends from Mount Nelson to Mount Burns.

An internal report was also made by Tenorex GeoServices summarizing the professional recommendations of various geologists working on the property from 2000 through to 2007 in an effort to define a strategic and focused field program for the Burns Group Gold Property. With this report and the recommendations presented within the NI43-101 technical report an aggressive and detailed exploration program has been outlined for the 2008 field season and includes the following:

     o    Significantly expand geo-grid on Burns Mountain
     o    Establish survey control on the property
     o    Trail upgrade and maintenance program
     o    Detailed geologic mapping
     o    50 line kilometers of self-potential geophysical surveying
     o Follow up on geophysical survey with soil sampling, trenching and channel sampling projects
     o    Conduct a surface diamond drill hole program in key target areas
     o    Expand grassroots prospecting to the perimeter of the property
     o Compile all historical and current exploration / mining data into an online interactive map-server application for use by company geologists and the public

Detailed research and the compilation of archived historical reports and maps are also ongoing. Already the research has significantly advanced the knowledge and value of the Burns Group gold/silver property.

In June 2007, Gemco acquired of 66.67% of the outstanding shares of EKG Minerals Inc. ("EKG"). EKG is a British Columbia registered private company which holds 100% interest in the 1181.64 hectare (2920 acre) gold/silver `Tom' claim group, also internally referred to as the 'Snowflake' property, located north of Oliver, BC. Tenorex GeoServices was contracted in the summer of 2007 to conduct assessment work on the property and a geophysical technical report was submitted to the BC Ministry of Energy and Mines upon completion of several days field work at the property. The Company plans to continue mineral exploration activities on the `Snowflake' property in the late autumn of 2008.

Gemco also has 100% interest in two placer properties in the Cariboo region: namely the Hawk LPM (lease of placer minerals) located four kilometers from Barkerville and the Joytown LPM which is located near the headwaters of Cunningham Creek. We are postponing any exploration on these two placer properties until we establish our drill program on the Burns Group property.


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

Further, Gemco has an option to purchase 100 percent interest in two additional placer claims. These properties consist of over 600 hectares, are approximately 27 kms in length of a dry arroyo with varying widths and several meters in depth. Preliminary testing shows estimates of a potential recovery of 5 million tonnes of alluvial magnetite and ilmenite mineral product.

In June 2007, the Company mandated Mr. Jaime Noguera Perez of Estero Servicios Ambientales Engineering (Estero) to conduct a works program to collect, review and evaluate existing geological information, conduct all field work, geological mapping, sourcing all information on applicable regulations and requirements for permits to extract up to 300,000 tonnes of material the first year of operation and up to 2,000,000 tonnes per year thereafter. In August 2007, the Company received a progress report from Estero indicating that all field work has been completed and Estero is preparing an executive report which will be submitted to the Mining office in Mexico City for final approval and attainment of permits to undertake mining operations. Gemco has incorporated a wholly owned subsidiary in Mexico, named Black Stone Industries S.A. de C.V., which will carry out all future business activities on behalf of Gemco in Mexico.

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

Firstline recently entered into an Exclusive Supply Agreement with Teichert and Son Inc., a California corporation doing business as Teichert Aggregates (Teichert). This contract pertains to the exclusive distribution rights of the minerals known as Ilmenite and Magnetite. Teichert produces Ilmenite and Magnetite as a by-product from its aggregate mining operations, and currently has an estimated 25,000 tons stored on-site in Central California.

These rights allow Firstline to distribute and sell this product as a blast medium in the industrial abrasive industry in both Western U.S. and Canada. The Term of the Agreement is for a period of 5 years with an option for an additional 5 years, if agreeable by both parties. As part of the Agreement, Firstline has agreed to purchase a minimum tonnage per contract year in order to maintain fixed pricing terms.

The effective commencement date of production is dependent on Firstline first obtaining California Air Regulation Board approval for the use of these products as a blast medium and then establishing a drying, screening and bagging plant at a nearby location. In conjunction with Teichert, Firstline has initiated the CARB test and Firstline management is negotiating with a U.S. company for a site on which to locate the drying and bagging facility.

Results of Operations - Gemco Minerals Inc.
Nine months Ended February 29, 2008

During the nine months ended February 29, 2008, Gemco recorded a net loss of $265,539 as compared to a loss of $290,381 for the nine months ended February 28, 2007. This is a reduction in the loss of $24,842 due primarily to a decrease of $27,655 in interest charges and $39,974 in management and consulting fees and the reduction of $13,434 in investor relations and $9,422 in professional fees while netting the $55,197 increase in mineral property costs and recognizing the other income of $22,768 recorded in the prior comparable period. Gemco has not yet generated any revenues from its Mineral Exploration Program. The Company incurred $230,800 in operating expenses which consist mainly of: mineral property costs of $112,927, investor relations of $21,422, commissions of $15,000, professional fees of $15,454 and management and consulting fees of $54,000. The Company also recorded interest and bank charges in the amount of $37,209 and a gain of $2,471 on the disposal of some equipment.

The mineral property costs are recorded net of recoveries which includes recovery for the $35,000 initial costs expended by Georgia pertaining to its option agreement on Burns Group claims. The Company had originally recognized these initial costs incurred on behalf of Gemco as accounts payable as well as an additional $5,517 of other costs expended by Georgia which was also recorded in the recovery. Further, the Company had originally recognized a reduction of $1 in mining claims for the option to Georgia, which has now been reversed. The Company has also recorded a notional value of $1 for 300,000 shares to be issued in trust to two arms length parties in accordance with an assignment agreement Canamex for its interest in an additional mineral claim in Mexico. The issued shares are held in trust and will either be released or cancelled upon future verification of the claim as a viable or non-viable commercial project respectfully. Upon any future release of the said shares for a commercially viable project, the recorded value of the shares will be denoted at market value at the time of release from trust.

As of February 29, 2008, Gemco had total liabilities of $538,231, which is a decrease of $35,006 as compared to $573,237 liabilities recorded at May 31, 2007. Both amounts have been reduced by $365,753 at November 30, 2007, as the Company determined that notes payable in its wholly owned subsidiary should have been written down in the year ended May 31, 2007 for notes which were expunged in that period, and restated the May 31, 2007 notes payable for said amount. The notes were payable to entities that have either ceased operations or liquidated and dissolved and/or have exceeded the six year statute of limitations for debt in the jurisdiction domiciled.

The Company's liabilities consist of $53,089 in accounts payable, $21,854 due to related parties, $59,811 due to shareholders and $403,479 in notes payable, of which $200,930 are due to related parties. Liabilities had a decrease of $35,006 from May 31, 2007 due primarily to the conversion of $200,893 in debt to common shares of the Company (see Note 9(e) of the financial statements) net of the prior increase in loans and payables of $165,887, inclusive of interest accrued.

The Company's current assets at February 29, 2008, consisted of $2,756 in cash which decreased by $11,997 from $14,753 as at May 31, 2007. Total assets as of February 29, 2008 were $443,947 with mineral claims recorded at $99,274, equipment net of amortization at $51,917, and investments of $290,000 consisting of the Company's acquisition of 66.67% of EKG Minerals Inc. in June 2007 at $15,000 and the mortgage held on real property at $275,000 as disclosed in Note 3(b) of the financial statements.

Liquidity and Capital Resources

The Company's assets are recorded at the lower of cost or market value. The total assets at February 29, 2008 were $443,947 net of amortization. The Company had a working capital deficiency of $535,475 at February 29, 2008 compared to a working capital deficiency of $558,784 as of May 31, 2007. The majority of Gemco's assets are long-term in nature and thus considered to be of lower liquidity. However, it is the Company's intention to liquidate the mortgage denoted above at the earliest reasonable opportunity to fund the Company. The Company's cash inflow has been generated mainly from shareholder loans, related party and short-term loans and subscription of common stock with minimal revenues and government incentive programs since inception.

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

Forward-Looking Statements

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause a deviation or divergence from the anticipated results or expectations contained in the forward looking statements and the Company's actual results. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include but are not limited to the following: lack of operating capital, revenue and capital resources; reliance upon joint venture members to provide technical and financial expertise to operations; the ability of the Company to access an economically viable energy deposit; the ability of the Company to recover natural resources, if found, and to deliver them to a refiner or distributor in an economically viable manner.
                                        7

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


                                     PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company meets certain criteria which requires the Company to conform with securities regulation under jurisdiction of the British Columbia Securities Commission ("BCSC") and specifically National Instrument 43-101 ("NI 43-101"). The BCSC issued a cease trade order on the Company in its jurisdiction on August 22, 2007. The BCSC advised that the Company was selected for a continuous disclosure review and assessed there were some deficiencies. Specifically, under section 4.2(1)(d) of National Instrument 43-101 - Standards of Disclosure for Mineral Projects, Gemco was required to file a technical report to support scientific and technical information, in its June 15, 2006 offering memorandum describing its material properties. The BCSC had later confirmed that the Company did file its technical report and then assessed some deficiencies which it required the Company to amend in a revised technical report. The BCSC also assessed some corresponding deficiencies regarding Gemco's Form 45-106F2 June 15, 2006 offering memorandum which it required the Company to amend in a revised 2006 offering memorandum. The Company has since filed the revised documents and the order was revoked by the BCSC on March 18, 2008.


Item 2.   Changes in Securities.

During the quarter the Company issued a total of 3,079,465 shares on February 28, 2008 as denoted in the financials statements Note 9. The total shares of the Company issued and outstanding was increased to 23,015,839 as at February 29, 2008.

The Company filed an SB-2 registration statement with the Securities Exchange Commission which was declared effective by the SEC on June 15, 2007. The prospectus relates to the registering of up to 4,696,122 shares of common stock for sale on behalf of certain stock holders of our common stock, as well as up to 3,500,000 newly issued common shares by Gemco Minerals Inc. at $0.75.

The Company would receive maximum proceeds of $2,625,000 from the offering to be used for working capital and general corporate purposes as outlined in the prospectus. The Company will not receive any proceeds from the resale of shares by the selling security holders covered under the prospectus.

The Company has not raised any capital under the prospectus as of the date of this filing and may consider an extension of the offering and/or a reduction of the price the offering closer to current market values.


Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None

Item 5.   Other Information. None

Item 6.   Exhibits and Reports on Form 8-K.

(i)      Exhibits

Item 1.     Index to Exhibits

Exhibit No.         Identification of Exhibit
-----------         ----------------------------------------------------------
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

DATE: April 10, 2008


By: /s/ TOM HATTON
----------------------
Tom Hatton, President, Director
and Chief Executive Officer