Form 10KSB
period 2008-05-31
Gemco Minerals, Inc.
filed 2008-08-27
CIK 1338118

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


                                   (Mark One)

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended MAY 31, 2008

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from _____ to _____


                    Commission file number:__________________

                              GEMCO MINERALS, INC.
                              --------------------
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter:
14,930,241 common shares at $0.08 = $1,194,419.

The Registrant has not been involved in any bankruptcy proceedings.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 23,015,839 common shares $0.001 par value issued and outstanding as of August 1, 2008.


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

                                TABLE OF CONTENTS

                                     Part I

                                                                            Page

Item 1.    Description of Business                                            5

Item 2.    Description of Property                                            9

Item 3.    Legal Proceedings                                                 15

Item 4.    Submission of Matters to a Vote of Securities Holders             15

                                     Part II

Item 5.    Market For Common Equity, Related Stockholder Matters and
               Small Business Issuer Purchase of Equity Securities           15

Item 6.    Management's Discussion and Analysis or Plan of Operation         17

Item 7.    Financial Statements                                              22

Item 8.    Change in and Disagreements with Accountants on Accounting and
               Financial Disclosure                                          36

Item 8A.   Controls and Procedures                                           36

Item 8B.   Other Information                                                 36

                                    Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act             37

Item 10.   Executive Compensation                                            39

Item 11.   Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters                              42

Item 12.   Certain Relationships and Related Transactions                    43

Item 13.   Exhibits                                                          45

Item 14.   Principal Accountant Fees and Services                            45

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

Geophysics        The science of the earth with respect to its structure,
                  components and development.

Mineral A naturally occurring inorganic element or compound having an orderly internal structure and characteristic chemical composition, crystal form and physical properties.

Mineral           A mineral reserve is that part of a mineral deposit which
Reserve           could be economically and legally extracted or produced at the time of the reserve determination.

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

The Company first commenced its work program on the Burns Group property in June 2006. A crew was deployed on the property with excavator and supporting equipment to prepare access, conduct permitted trenching and follow-up prospecting in the specified area know as Oregon Gulch/Foster Ledge. Trenching and rock sampling were conducted in the anomalous area of the `Foster's East soil grid' and geological mapping and prospecting is ongoing to expand targeted areas of interest.

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

A summary of all the mineral claims at May 31, 2008 are as follows:

--------------------------------------------------------------------------------------------------------
Tenure   Tenure  Claim                      Map        Good To/                      Mining       Area
Number    Type    Name         Owner       Number    Renewal Date      Status       Division    Hectares

506325  Mineral  Burns
                 Mountain   201413 (100%)    093H    2008/OCT 17    Good Standing    Cariboo      77.73
506328  Mineral  Burns
                 Mountain   201413 (100%)    093H    2008/OCT 17    Good Standing    Cariboo     446.94
506333  Mineral  Burns
                 Mountain   201413 (100%)    093H    2008/OCT 17    Good Standing    Cariboo     913.66
506335  Mineral  Burns
                 Mountain   201413 (100%)    093H    2008/OCT 17    Good Standing    Cariboo     992.04
506336  Mineral  Burns
                 Mountain   201413 (100%)    093H    2008/OCT 17    Good Standing    Cariboo     758.26
506337  Mineral  Burns
                 Mountain   201413 (100%)    093H    2008/OCT 17    Good Standing    Cariboo     758.62
533053  Mineral  Burns
                 Mountain   201413 (100%)    093H    2008/OCT 17    Good Standing    Cariboo      19.44
533317  Mineral  Burns
                 Mountain   201413 (100%)    093H    2008/OCT 17    Good Standing    Cariboo   1,069.85
536356  Mineral  Burns
                 Mountain   201413 (100%)    093H    2008/OCT 17    Good Standing    Cariboo      58.36
536403  Mineral  Burns
                 Mountain   201413 (100%)    093H    2008/OCT 17    Good Standing    Cariboo      38.89
                                                                                               --------
                                                                                               5,133.79

374389  Placer   Joytown    201413 (100%)  093A094   2009/APR 7     Good Standing    Cariboo      69.50
514918  Placer   Hawk       201413 (100%)    093H    2009/JUN 21    Good Standing    Cariboo      45.70
                                                                                               --------
                                                                                               5,248.99

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


Risk Factors:

1. We do not have an operating business.

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


Item 2. Description of Property

Burns Mountain Mineral Claims (Burns Group)

The Burns Group mineral claims are held 100% by Gemco and are being explored for lode gold occurrences of a type similar to those known to occur within the historical Cariboo Gold (Wells - Barkerville) mining camp. Our Burns Group project consists of 10 contiguous mineral claims totaling 12,696 acres (5,134 hectares). The property lies in the Cariboo Mining District, approximately 10 kilometers west of the past producing Cariboo Gold Quartz, Island Mountain and Mosquito Creek gold mines located at the town of Wells, British Columbia.

The Burns Group property is underlain by meta-sedimentary rocks of the Barkerville Terrain and contains known auriferous, fault related, quartz vein structures. The property covers the eastern edge of a "linear" belt which coincides with the limits of the Lightening Creek placer camp. Due to the significant amount of placer gold production from the Stanley/Lightening Creek area, the Burns Group property is considered a key target for tracing the source of the placer gold of the region. Limited historical lode gold production has been reported at workings located on the property. Gemco Minerals Inc. is currently engaged in grassroots exploration activities to better define and locate possible extensions of the known mineralized areas while searching for new discoveries.

Gemco's exploration approach has been to employ qualified personnel who are familiar with the history and geology of the area to assess the merits of the historical workings as well as conceive new targets for exploration. The company's GIS staff are currently building a database of historical data and combining it with current exploration findings. Geological, geophysical and geochemical technical works have, to date, defined two areas which warrant a more intensive exploration program. The two areas of current primary interest are the Foster's East soil grid gold anomalies and the sulphide rich quartz vein structures of the Perkins Gulch area.

There are no parks located on the claims which would interfere with the exploration for or the exploitation of any mineral deposits that might be found here; however, a narrow conditional reserve is located along the old Cariboo Waggon Road gold rush trail from Stanley to Barkerville: the historic trail surface is protected from being "interfered with" along a 200 meter wide zone of the road, or 100 meters on each side of the road from the centerline. A no staking reserve is also located to the northwest of the Burns Group property along Highway 26: the reserve is about 500 meters by 500 meters in size. Gemco Minerals Inc. is not currently aware of any environmental liabilities pertaining to the Mount Burns Claim Group and there are no disputes as to title or liens registered on the property.

As at December 15, 2007 Gemco received its most recent NI43-101 compliant technical report from geologist, Robert Reid, P.Geo and Angelique Justason. In 2000, Mr. Reid was responsible for the Bonanza Ledge gold discovery, a major gold find for International Wayside Ltd., one of the biggest players in the area; and, Ms. Justason was instrumental in defining the perimeter of the deposit using self-potential geophysics in 2000 as well as outlining several other anomalous target areas on the property the following year. Gemco is committed to conduct extensive exploration on the Burns property as the NI43-101 report has identified specific target areas.

The Company and its directors will disclose information as required under the guidelines of National Instrument 43-101 Standards of Disclosure for Mineral Projects (NI 43-101) with respect to the technical report prepared and submitted to the Company by its geologist, Robert E. (Ned) Reid, P.Geo, and Angelique Justason. Mr. Reid is a registered Professional Geoscientist in good standing in the Association of Professional Engineers and Geoscientists of British Columbia. He is a graduate of the University of British Columbia (1971) and has practiced his profession as an exploration geologist for more than 35 years.

Location and Access

The Burns Group project is located in the Quesnel Highland area of the Interior Plateau in the Province of British Columbia. The property is situated within NTS area 93H/04, TRIM areas 93H002 and 93H003; centered approximately at 53(degree) 03' North latitude and 121(degree) 38' East longitude. The claims are in the Cariboo Mining District.

Access to the northern portion of the property is via Highway 26 (Wells/Barkerville Highway) which transects the northwestern portion of the claims a distance of 10 Km west from the Town of Wells or 70 Km east of Quesnel. Additional access is via the deactivated `72F' forest service road which heads south from the Stanley loop road, and joins into the historic Cariboo Waggon Trail. Though limited, several deactivated forest service roads and numerous ATV accessible trails provide additional access.

The original tenure area has been converted to "cell" units under the rules and regulations of the Mineral Title Act, hence physical boundaries no longer exist. With conversion to "cell" units the value of exploration and development required to maintain a mineral claim for one year is at least $4 per hectare during the first, second and third anniversary years and $8 per hectare for each subsequent anniversary year.

Exploration History (from geology report)

The following is a general summary of the historical work conducted at Mount Burns and Oregon Gulch (in the vicinity of the Foster's East grid) as reported by Gemco's most recent NI43-101 Technical Report and company personnel.

Mount Burns:
------------

The Mount Burns area includes historical workings including numerous shafts, adits and tunnels such as the Burns Long Crosscut, the Standard Mine, the Cohen and the Perkins. Numerous opencuts and trenching occur near or at these workings and reverted crown granted lands occur across the property.

o    1870's discovery of auriferous quartz veins
o 1878, J.C. Beedy selectively mines veins from surface and processed some ore using a quartz mill at Van Winkle. The veins, oriented 195(degree)-205(degree)/70(degree)W, contained high grade gold in association with pyrite and galena across of about one foot.
o 1880, J. Reid acquired the property after the death of J.C. Beedy; the Reid Adit was driven as a crosscut to intersect the Beedy veins 75 feet below the surface showings. The adit was collared at an elevation of 5062 feet and driven on an azimuth of 108(degree) for a distance of 387 feet. A quartz vein (probably the central vein) about one foot in width, striking 205(degree) and dipping 62(degree)NW was drifted to the north for 20 feet at a distance of 337 feet from the portal. A raise was driven to surface and, probably, some [stoping] was carried out on the vein. A grab sample (95F) of the vein in the adit assayed 0.4 ounces gold per ton and one (99F) of clean pyrite from the Reid Adit dump assayed 1.06 ounces gold per ton (Holland, 1948).
o The Cohen veins, 1500 feet northeast of the Perkins veins were mined prior to 1885. Workings, between elevations of 5250 and 5300 feet, consist of several open cuts with associated shafts and mine dumps. C. Fuller indicated that the shaft on the Cohen Incline was 70-90 feet deep. The open cuts were driven into the hillside along strike of veins less than one foot in width and with orientations 065(degree)/75(degree)SE, 205(degree)/65(degree)W and 190(degree) dipping steeply to the west. The veins contain high grade gold mineralization in association with galena, pyrite and sphalerite.
o Work on the Galena vein, located at an elevation of 5190 feet and about 700 feet northeast of the Perkins veins, was probably also carried out at about his time. The original workings consisted of a mine dump, an open cut driven northwest for eighty feet and a shallow drift of a vein oriented 230(degree)/55(degree)NW for eighty feet. High grade gold mineralization with Au/Ag of about 1 [sic] is associated with pyrite, galena and sphalerite in a vein less than 1.5 feet in width.
o 1885, E. Perkins selectively mined the Beedy veins and processed ore using an arrastre for a number of years. o 1902, C.J. Seymour Baker and A.J.R. Atkins recovered about ten ounces of gold from ten tons of ore treated at the Government Reduction Works near Barkerville.
o 1919, C.J. Fuller and D. Hawes acquired the property after the death of E. Perkins.
o 1932, Burns Mountain Gold Quartz Mining Company Ltd acquired the property and extended the Reid Adit fifty feet and drove the Burns Mountain Adit as a crosscut to intersect the Perkins veins 275 feet below the surface showings. This adit was collared at an elevation of 4844 feet and driven 1743 feet on an azimuth of 327(degree) and 420 feet on an azimuth of 284(degree). A vein striking 197(degree) and dipping 70(degree)W was intersected 150 feet west of the Perkins showing and on to the north for 127 feet.
o R.E. MacDougall, W.E. North [and] J.J. Gunn [of Wells relocated the ground after the Burns Mountain Quartz Mining Company Ltd. allowed the property to lapse].
o 1946, Cariboo Rainbow Gold Quartz Mines Ltd completed 3500 feet of stripping and trenching using a bulldozer. The stripping showed that the Perkins area consisted of three narrow veins about fifty feet apart over a composite strike of about 400 feet. Shafts are associated with the west and central veins. The northern 150 feet of the central vein is marked by [stopes] caved to surface and was probably the source of most ore mined from the property.
o 1979, L&G Resources Ltd contracted C. Ball to conduct one day of field work on the property and submitted a report of his recommendations based on researched literature, a field reconnaissance of the property and six grab samples taken from various tailings dumps. Surface exploration, trenching and diamond drilling were suggested in various phases to thoroughly test the ground with the objective of finding veins averaging 1.0-1.5 feet running 0.3 to 0.5 ounces gold per ton (Ball, 1979).
o 1980, Spectrum Industrial Resources Limited: trenched, sampled and mapped the Cohen, Galena and Perkins showings at a scale of 1:200; produced a geological map at a scale of 1:5000; completed about 315 meters of diamond drilling in three holes, one on each showing. Drill hole S80-1 intersected a zone of vein quartz and fracturing (core length of seven meters), thought to be the Perkins structure about twenty meters above the Burns Mountain Adit, but got no gold values.
o About 1990, M. Poshner excavated the main showings. The Perkins area is a trench twenty feet deep and six hundred feet in length. The galena vein is a trench about three hundred feet in length. The Cohen veins are in a stripped area about 600x150 feet in size.
o In 1990, Tom Hatton( Gemco's President) discovered an 8.5 ounce gold nugget at Burns Creek which was recorded and published in the B.C. mining records.
o Firstline Recovery Systems Inc. purchased `Burns 1' mineral claim from Doug Merrick of Wells, B.C. in 1998 and staked more property in 1999. Firstline carried out some surface prospecting, completed an orientation - type soil geochemistry survey of about 150 samples covering the area between the Perkins, Cohen and Galena showings and ran several magnetometer and VLF geophysical survey lines across the Perkins and Galena showings. Vein structures show a distinct VLF signature. Gold values of 100-200 ppb in soils mark mineralized structures.

o In 2002, 7.74 line kilometers of existing grid was surveyed by Angelique Justason to search for self potential geophysical signatures in the vicinity of the historical Cohen, Beedy and Galena showings. The resulting data was analyzed and presented to the previous owner in the form of a preliminary map and personal communications.
o    In 2005, Gemco Minerals Inc. acquired the Mount Burns Claim Group
o In 2006, a small 0.95 line kilometer self potential survey occurred near Dry-up Gulch.
o 2007 saw a 4.3 line kilometer expansion of the 2002 Burns grid located at the Perkins/Beedy and Galena showing
o In 2007, Gemco obtained mineral rights to the Standard Mine site when a legacy claim at L62-64 expired
o This season (2008) physical work continues with the expansion of the Burns grid in preparation for a self potential geophysical survey and other works.

Oregon Gulch:
-------------

The Jones and Foster ledges in Oregon Gulch consist of upper, lower and eastern adits, the Foster shaft as well as several open cuts.

o    1870's, discovery of veins with gold
o 1877, trenches on veins between elevations of 4560 and 4570 feet; Foster shaft collared at about 4585 feet [and located] above the west branch of Oregon Gulch, driven 352(degree) for 217 feet and followed by an additional 80 feet of crosscutting and drifting; several veins oriented 190(degree)/70(degree)W and less than a foot in width were found containing pyrite, galena and sphalerite. The veins are parallel in strike to a prominent fault dipping moderately east in underground workings. In 1999, D. Merrick found high grade gold in grab samples of barren looking quartz from the dump of the adit.
o 1933, Foster Ledge Gold Mines Ltd drove the lower and eastern adits; lower adit driven 065(degree) for 75 feet and 123(degree) for 170 feet; at 32 feet back of the face a vein was drifted on for 43 feet to the northeast; the vein is less than 0.5 feet in width, oriented 025/80NE, and barren looking but contained some gold. Eastern adit driven 343(degree) for 168 feet and 324(degree) for 83 feet; at 23 feet back of the face a crosscut was driven on 058(degree) for 60 feet and then 290(degree) for 50 feet; veins less than 0.5 feet in width and oriented 202(degree)/70(degree)W and [218(degree)/62(degree)NW] were found at a distance of 70 feet and 118 feet respectively, from the portal; a fault several feet in width striking 165(degree)-170(degree) and dipping 60(degree)-70(degree)W was located at a face.
o In 1983 a ground magnetometer survey was conducted by D. Plenderleith for Gold Point Resources Ltd. (Davies, 2006).
o 1987 saw 63.0 line kilometers of cut line put in on an older property adjacent to and covering Gemco Minerals Inc. current tenure 506325. Approximately 5 line kilometers of that grid covers current tenure and it appears that the 1987 0+00 baseline is the baseline of Gemco's current `Foster's East' grid. The 63.0 line kilometer grid saw soil sampling, VLF-EM and ground magnetometer surveys completed: details are reported in Borovic's 1988 assessment report #18011.
o Firstline Recovery Systems Inc. acquires mineral tenures and begins work in 1998.
o 1999 involved field reconnaissance and prospecting over the Oregon Gulch area. Soil samples mark mineralized structures. More claims staked.
o 2004 saw a busy field season with a 13.07 km `Foster's East' grid established and a total of 766 soil samples (Reid, 2005) taken and submitted for multi-element icp and fire assay for gold and silver. The assays from EcoTech Laboratory Ltd. returned anomalous gold-in-soils values ranging from 20ppb to 15500ppb gold as found in assay certificate 2004AK-1310. These values outlined several linear gold-in-soils anomalies as discussed in Firstline Recovery Systems Inc. 2004 assessment report #27684.
o Firstline Recovery Systems converted of all their mineral tenures into cells in the spring of 2005 (pers. comm., Hatton, 2006).
o Gemco Minerals Inc. acquired Mount Burns claim group from Firstline Recovery Systems Inc. in the summer of 2005.
o In 2006, a self potential geophysical survey of 1.1 line kilometers of the Foster's East grid showed correlation with 2004 exploration program and provided further targets for the company

Physiography and Geology (from Gemco's 2007 NI43-101 Technical Report)

The project area lies in the forested mountain region located southwest of the Jack of Clubs Lake and is situated within the Quesnel Highlands on the eastern margin of the Interior Plateau. Elevations range from 1200 meters in the Stanley
- Lightening Creek area to approximately 1680 meters at the mountain tops. Mountain summits are generally rounded, having been glaciated by continental ice sheets during the Pleistocene Epoch. Glacial till is the most widespread surficial deposit in the area. Areas of rock exposure are generally limited to fault related bluffs and, to some extent, mountain summits and road cuts. Drainage of the area is mostly within mossy draws which in several places lead into gold bearing placer creeks: these placer bearing creeks have been extensively worked and hydralicked in the past. Less destructive means of placer exploration operations continue today. The area is in a moist climatic belt, subject to heavy snowfall in winter and generally rainy conditions in summer. The District of Wells can see winter accumulations of snow from about eight to over twenty feet. The area is usually snow free from late May to early November, providing Gemco Minerals Ltd. a four or five month window for an exploration season where the ground can be readily accessed. The Wells area is generally well forested; hillside slopes are dominated by spruce, pine, sub-alpine fir, accompanied by alders and other deciduous foliage on lower, wetter slopes flanking river valleys. At the Mount Burns Claim Group alone, it is estimated...that greater than 75% of the pine trees are presently dead standing due to the destructive nature of the pine beetle on the trees of the area over the past 6 years. Prior to 2002, no pine beetle kill was observed in the immediate area (pers.comm. Angelique Justason, 2006).

The petrology at the Mount Burns Claim Group is somewhat defined though detailed structural understanding of the property is not yet completely clear. The majority of the property is covered in glacial drift which limits outcrop exposures to the prominent north-south trending bluffs, the tops of ridges and divides, the steep slopes of hydralicked creeks, road cuts and already worked, stripped and/or trenched ground. Some areas of glacial drift are defined in historic placer records as being up to 120 feet thick in places and sporadic with no consistent depth which could be in direct relationship with the ancient kettle topography of the last glacial retreat.

The rocks found at the property generally consist of foliated, gritty to fine grained quartzites +/- sericite and finely laminated siltstone and phyllite +/- sericite. Alteration of the country rock is spotty and generally chloritic. Silicification of the country rock is apparent in areas usually adjacent to fault structures. Carbonaceous to calcareous siltstones have also been observed. Holland's description of the local area's geology is believed... to be the most prolific; and, taken partially out of context, is quoted as follows:

     "The Stanley area is underlain by a succession of metamorphosed sedimentary rocks belonging to the Precambrian Richfield formation...The area straddles the regional anticlinal axis which has been mapped previously (Johnston and Uglow, 1926 p. 31) as running between Mount Amador and Mount Nelson". [NOTE: Struik has moved the anticlinal axis slightly to the southwest and has differentiated the main units as the Eaglesnest succession and Harveys Ridge succession within the Paleozoic Snowshoe Group of the Barkerville Terrane].

     "Quartzite, in almost bewildering variety, is the predominating rock in the area. It displays variations in colour from white and light grey, through medium grey, brown, to black; in granularity from fine quartzite to coarse grits with interbeds of metamorphosed pebble conglomerate; in composition through admixture with varying amounts of dark argillaceous material; and in fissility either through variations in amount of mica developed in the rock or through the rock's relation to the axial plane and minor folds. Individual beds, ranging from a fraction of an inch to several tens of feet in thickness, are interbedded with others which may vary in colour, granularity, and general composition."

     "Dominantly argillaceous rocks are considerably less common than quartzites. They are present as black slate and dark schistose quartzitic argillite, grey argillaceous schists, and as thin partings and interbeds of dark argillaceous material in a dominantly quartzitic succession. The grey colours of most quartzites are due to the variable content of dark argillaceous and, in some instances, graphitic material."

     "For the most part the rocks are not calcareous. The few thin limestone beds could not be traced for any great distance and their correlation was not possible. Many of the rocks have a low to moderate amount of carbonate mineral which, when determined, was found to be ankerite."

     "Green chloritic schists, some weathering brown and some exceedingly brightly coloured, are also present. Some chloritic schists contain thin layers and lenses of grey or white limestone. In several places pale, greenish-grey quartzite schists are exposed; their green caste evidently is a result of the development of small amounts of chlorite."

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

In respect to cleavage, the term, "flaggy quartzite" is mentioned by Holland, Johnston and Uglow. This terminology was a bit of a mystery to Mr.Reid, until examination, but now believes this term applies to rocks that are cleaved into relatively flat slabs, or "flagstone" like material. Mr.Reid, in his traverses, did not find a sufficient amount to be of commercial interest.


Deposit Types (from Gemco's 2007 NI43-101 Technical Report)

There are currently four "types" of gold bearing "deposits" within the Cariboo Gold Mining District:

     1.   Placer Deposits.
     2. Pyritic quartz veins in brittle rocks associated with northerly trending faults.
     3. Pyritic replacement deposits usually associated with folds in limestone and in close proximity to northerly striking faults
     4.   Pyrite with barite and sericite in a hydrothermal event (Bonanza
          Ledge).

At the Burns Group property, the exploration focus is mainly on the north trending faults and proximal quartz veining. The north striking faults are an important control for the gold vein mineralization (Hall, 1999). Favorable stratigraphy for replacement deposits does exist at the Burns Group mineral claims and, though, exploration does focus on proximal veining to faults, Gemco Minerals Inc. is also exploring for replacement type deposits. The main commodities historically found and presently looked for by Gemco Minerals Inc. are gold and silver. Other commodities, to a lesser extent, include lead and zinc.

Quartz veining within the "camp" has historically been designated as either "A" veins (those being sub-parallel the north westerly trending strata and are usually of greater extent) "B" veins, which within the mines are either transverse (right angles to stratigraphy), or oblique, which cut stratigraphy but are at right angles to the northerly trending faults. The "B" veins have been interpreted as tension fracture filling possibly following the Riedel shear model. Skerl (1948) states that "continued movement [along the northerly trending faults] opened up both groups of these fractures enabling mineral solutions to invade the broken zones near both the north - south and the "bedded" faults and produce auriferous quartz-pyrite veins. Some mineralization took place within the faults themselves."


Gemco Minerals Inc Exploration on the Property

Gemco commenced exploration on the Burns Mountain mineral claim group in June 2006 and has continued thereon. A crew was first deployed on the property with an excavator and supporting equipment, to conduct trenching and channel sampling in the anomalous area of the Foster's East soil grid. Additional reconnaissance exploration was conducted and included a dip needle survey, self potential geophysical surveys, prospecting and rock geochemistry. Also in 2006, technical reports were submitted to the BC Ministry of Energy, Mines and Petroleum Resources for assessment purposes. The most recent works on the property include the expansion of the Burns grid in preparation for further self potential geophysical surveying as well as trenching and sampling of previous self potential geophysical anomalies on that grid. Ground truthing and historical research in an effort to build the companies GIS database and to expand the targeted areas of interest. Further, trail upgrade and drill pad construction at Foster's East and Perkins Gulch will be conducted and geological mapping and prospecting is ongoing.


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

In June 2007, Gemco acquired of 66.6% of the outstanding shares of EKG Minerals Inc. ("EKG"). EKG is a British Columbia registered private company which holds 100% interest in the 1181.64 hectare (2920 acre) gold, silver 'Snowflake' property located north of Oliver, BC. Prospecting, geochemical sampling, grid establishment and geophysical surveying was conducted in the summer of 2007 and a technical report was submitted to the BC Ministry of Energy, Mines and Petroleum Resources.

Item 3. Legal Proceedings

We are not a party to any pending legal proceedings.


Item 4. Submissions of Matters to a Vote of Security Holders

Within the current fiscal year, no matters have been submitted to a vote of security holders aside from the Consent Action of the majority shareholders of the Company on July 6, 2008 to change its auditors to Moore & Associates, Chartered.


                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters

Overview
Our common shares are quoted on the OTCBB (Over the Counter Bulliten Board) exchange sponsored by the NASDAQ (National Association of Securities Dealers) under the symbol GMML and the registrar and transfer agent for our common shares is, Interwest Transfer Co. The following table indicates the high and low bid prices of our common shares during the periods indicated:

QUARTER ENDED                   HIGH BID                      LOW BID

Aug 31, 2006                    $0.26                         $0.10
Nov 30, 2006                    $0.15                         $0.07
Feb 28, 2007                    $0.25                         $0.07
May 31, 2007                    $0.29                         $0.10
Aug 31, 2007                    $0.25                         $0.10
Nov 30, 2007                    $0.09                         $0.07
Feb 28, 2008                    $0.13                         $0.05
May 31, 2008                    $0.10                         $0.06

The source of the high and low bid information is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

As of May 31, 2008, the Company had 23,015,839 common shares issued and outstanding that were held by approximately 79 registered holders and an unknown number of additional holders whose stock is held in "street name."

The Company has not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Purchase Warrants

As at May 31, 2008, the Company had 690,000 share purchase warrants outstanding.

At December 31, 2006, 540,000 warrants were issued as part of the 54 Units sold in the recent unregistered offering which closed December 31, 2006, whereby each Unit is comprised of 10,000 common shares with 10,000 warrants attached. Each warrant is convertible into one common share, exercisable within two years at a price of $0.50 USD per share. The warrants also have an expedited exercise provision stating that if, for thirty consecutive trading days, the closing price of the listed shares of the Company exceeds $0.50 USD then the exercise period of the warrants will be condensed to a period of 60 days. The following table lists all of the outstanding warrants and their expiry date.

On January 31, 2008, 150,000 warrants were issued as part of a debt conversion agreement with a principal shareholder. Each warrant is convertible into one common share, exercisable within two years at a price of $0.30 USD per share.

       Name                      No. of    Exercise         Expiry Date
                                Warrants    Price

 1   Evan Brett                  40,000     $ 0.50         December 31, 2008
 2   Mark Hague                  80,000     $ 0.50         December 31, 2008
 3   Joyce Stevens               10,000     $ 0.50         December 31, 2008
 4   Daniel Y W Lee              20,000     $ 0.50         December 31, 2008
 5   Patrick Smith               20,000     $ 0.50         December 31, 2008
 6   Greg Stevens                10,000     $ 0.50         December 31, 2008
 7   Chen Pik Kuan               20,000     $ 0.50         December 31, 2008
 8   Franz Harpain               10,000     $ 0.50         December 31, 2008
 9   Jonn Randel                 20,000     $ 0.50         December 31, 2008
10   David Binder                40,000     $ 0.50         December 31, 2008
11   Merrill Masson              10,000     $ 0.50         December 31, 2008
12   Bernhard Strotmann          20,000     $ 0.50         December 31, 2008
13   Anita Strotmann             20,000     $ 0.50         December 31, 2008
14   Gloria Andrada              20,000     $ 0.50         December 31, 2008
15   Rogelio Andrada             10,000     $ 0.50         December 31, 2008
16   Angela Manetta              10,000     $ 0.50         December 31, 2008
17   Charity Jalbuena            20,000     $ 0.50         December 31, 2008
18   Ted Weir                    60,000     $ 0.50         December 31, 2008
19   Alex Rogalsky               20,000     $ 0.50         December 31, 2008
20   Janet Cox                   20,000     $ 0.50         December 31, 2008
21   Tetyana Ribnitska           10,000     $ 0.50         December 31, 2008
22   Khaled Azzam                10,000     $ 0.50         December 31, 2008
23   Avril Betts                 10,000     $ 0.50         December 31, 2008
24   Igor Solodchenko            10,000     $ 0.50         December 31, 2008
25   Tetyana Ribnitska           20,000     $ 0.50         December 31, 2008
26   Great West Mgmt            150,000     $ 0.30         January 31, 2010

                                -------
         Total                  690,000
                                =======

Securities Authorized for Issuance Under Equity Compensation Plans.

The Company does not currently have an equity compensation plan as tabulated in the table below outlining the Equity Compensation Plans as at May 31, 2008 year end.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

The following analysis of the results of operations and financial condition of the company for the period ending May 31, 2008 should be read in conjunction with the company's financial statements, including the notes thereto contained elsewhere in this form 10-KSB. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Discussion of Operations & Financial Condition

During the twelve months ended May 31, 2008 the Company recorded an operating loss of $327,828 as compared to an operating loss of $404,058 for the twelve months ended May 31, 2007, and recorded a net loss after other items of $376,307 as compared to a net loss of $97,937 for the twelve months ended May 31, 2007. This is a decrease in operating loss of $76,230 and an increase in the net loss of $278,370. The net loss represents $0.0182 per common share. The Company incurred $327,828 in operating expenses which consist mainly of: mineral property costs of $150,504 (2007 - $109,020), management and consulting fees of $72,000 (2007 - $113,746), investor relations of $21,918 (2007 - $68,137), commissions of $15,000 (2007 - $18,057) and professional fees of $31,332 (2007 - $41,482). The Company also recorded other items totaling $45,183 for the year ending May 31, 2008, which includes $47,655 in interest and bank charges and a gain on disposal of assets of $2,472. Conversely, the Company recorded other items in the year ending May 31, 2007 which reduced the net loss by $306,121. This included $82,161 in interest and bank charges less $388,282 for the writedown of old and invalid liabilities. The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing

Selected annual information
                                             May 31, 2008     May 31, 2007
                                             ------------     ------------
Revenues                                     Nil              Nil
Net Loss                                     $376,307         $97,937
Loss per share-basic and diluted             $0.02            $0.0052
Total Assets                                 $439,279         $174,319
Total Liabilities                            $630,888         $573,237
Cash dividends declared per share            Nil              Nil

As of May 31, 2008, Gemco had total liabilities of $630,888 consisting of $38,322 in accounts payable and accrued liabilities, $66,429 due to shareholders, $205,771 in notes payable and $320,365 due to related parties.. Liabilities increased approximately $57,651 from 2007 due primarily to the following: an increase in amounts due to related parties of $101,907 from a combination of amounts loaned to the Company as well as wages and expenses accrued less $86,547 of debt converted to 432,737 common shares at $0.20 per share; less $38,496 decrease in accounts payable and a decrease of $32,108 in shareholder loans.

Gemco's current assets at May 31, 2008, consisted of $3,277 in cash which decreased by $11,476 from $14,753 as of May 31, 2007. Total assets as of May 31, 2008 were $439,279 with Mineral claims recorded at $111,886, equipment recorded at $49,116 net of depreciation and investments recorded at $275,000 for a mortgage held on commercial property, as disclosed in note 3 of the financial statements.

Revenues
No revenue was generated by the Company's operations during the years ended May 31, 2008 and May 31, 2007.

Net Loss
The Company's expenses are reflected in the Consolidated Statements of Operations under the category of Operating Expenses. To meet the criteria of United States generally accepted accounting principles ("GAAP"), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The significant components of expense that have contributed to the loss of $376,307 consists of mineral property costs, management and consulting fees, investor relations, commissions, professional fees and accrued interest on short term notes as mentioned above. These expenses were recorded primarily as accrued expenses as well as a combination of cash payments and an issuance of shares as disclosed in the Statement of Cashflows.

Plan of Operation

The Company's ability to emerge from the exploration stage to conduct mining operations on its mineral properties, and to develop and market its industrial abrasive products, are dependent in large part, upon our raising additional equity financing

The Company is determined in its mandate to exploit its assets and will continue to pursue raising capital as outlined in its SB2 prospectus filing. The use the proceeds from the prospectus offering will primarily finance the drilling program for Burns Mtn and provide the necessary working capital to expedite our works program on the Mexican properties and develop and market its industrial abrasives.

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

Mexican Operation

Gemco is continuing its initial phase of geological works and testing to confirm the quantity and attributes of the Ilmenite and magnetite minerals. Such works described will be completed within the next quarter upon which Gemco will engage one or more independent qualified persons to prepare an in depth geological report to support project financing. The objective is to bring one placer project into production in commencing in the latter part of 2009. The Company's Mexican subsidiary is coordinating all applicable licensing, permitting and other regulatory requirements necessary to commence such operations while assessing alternative processing facilities and transportation logistics.

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

Other Mining Properties

Secondary to the Burn's hard rock property, the Company will also focus on establishing an exploration program on its newly acquired gold and silver property, "Snowflake", in Oliver, BC. The Company acquired a 66.6% controlling interest in the property last year, and has initiated a reconnaissance program at this time. Gemco will not undertake exploration of its Hawk and Joytown placer properties in British Columbia in the immediate timeframe, as the Company has committed to focus on its other main projects at this time.

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

Liquidity and Capital Resources

Cash and Working Capital

The Company's had a cash position of $3,277 as of May 31, 2008, compared to cash of $17,753 as of May 31, 2007, with a working capital deficiency of $627,611 as of May 31, 2008, compared to a working capital deficiency of $558,484 as of May 31, 2007.

The Company's assets are recorded at the lower of cost or market value. The total assets at May 31, 2008 were $439,279 net of amortization. The majority of our assets are long-term in nature and thus considered to be of lower liquidity. However, the Company is pursuing means to liquidate the mortgage held on commercial property at its earliest reasonable opportunity. The Company's cash inflow has been generated mainly from shareholder loans, short-term loans and issuance of common stock with minimal revenues and government incentive programs since inception.

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

The Company will require additional financing during the current fiscal year due to our current working capital deficiency, our plan of operations for the Burns Mountain Project, our planned exploration activities and our plan to continue to pursue financing. We presently do not have sufficient financing to enable us to proceed with these plans and will require additional financing if we are able to proceed with our exploration plans. Our actual expenditures on these activities will depend on the actual amount of funds that we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing. See Risk Factors. It is the intent of management and controlling shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. Management plans to address the company's net capital deficiency through the combination of raising equity capital and loans with shareholders and third parties, as well as optioning some of the company's mineral claims to other exploration companies.

Cash Used in Operating Activities

Cash provided in operating activities during 2008 was $247,419, compared to cash used in operating activities of $107,114 for 2007. The cash provided in operating activities was generated primarily through share issuances utilized in exchange for services, settlement of debt and investments.

Investing Activities

The Company recorded investments of $287,614 during the year ended May 31, 2008. Investing activities were comprised of $12,614 for the acquisition of two thirds of EKG Minerals Inc. and $275,000 for the mortgage on commercial property accepted in consideration for the subscription of 750,000 restricted common shares.

The Company anticipates continuing to rely on equity sales of common shares in order to continue to fund its business operations, in addition to the potential liquidation of the mortgage investment.. Issuances of additional shares will result in dilution to existing shareholders. The Company does not have any arrangements in place for further sales of our equity securities.

Minority Interest

The Company recorded a non-controlling interest of $908 on the balance sheet which represents the one third book value portion of its subsidiary, EKG Minerals Inc. which is owned by an arms length party. An amount of $3,296 is also recorded on the Statement of Operations, which represents the minority interest's portion of mineral property expenses incurred in EKG Minerals.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, the reported amount of revenues and expenses during the reporting period and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, particularly those related to the determination of the estimated Canadian exploration tax credit receivable. To the extent actual results differ from those estimates, our future results of operations may be affected.

Item 7. Financial Statements


The financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.


Consolidated Balance Sheet                                            F1

Consolidated Statement of Operations                                  F2

Consolidated Statement of Cash Flows                                  F3

Consolidated Statement of Changes in Stockholders' Deficiency         F4 - F5

Notes to Consolidated Financial Statements                            F6 - F14

MOORE & ASSOCIATES, CHARTERED
        ACCOUNTANTS AND ADVISORS
        PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Gemco Minerals Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Gemco Minerals Inc. (An Exploration Stage Company) as of May 31, 2008 and May 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended May 31, 2008 and May 31, 2007 and since inception on August 21, 1997 through May 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gemco Minerals Inc. (An Exploration Stage Company) as of May 31, 2008 and May 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended May 31, 2008 and May 31, 2007 and since inception on August 21, 1997 through May 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has generated minimal revenues since inception and has never paid any dividends, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
---------------------------------

Moore & Associates Chartered
Las Vegas, Nevada
August 1, 2008

               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                       (702) 253-7499 Fax (702) 253-7501



GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
as at May 31, 2008
(Expressed in U.S. dollars)


                                                               May 31         May 31,
                                                                2008           2007
                                                             -----------    -----------
Assets
Current:
      Cash                                                   $     3,277    $    14,753
                                                             -----------    -----------
Total Current Assets                                               3,277         14,753
                                                             -----------    -----------

Investment (Note 3)                                              275,000             --
Mineral Claims (Note 5)                                          111,886         99,272
Equipment, net (Note 4)                                           49,116         60,294
                                                             -----------    -----------
                                                                 436,002        159,566
                                                             -----------    -----------
Total Assets                                                 $   439,279    $   174,319
                                                             -----------    -----------

Liabilities
Current:
      Accounts payable                                       $    38,322    $    75,818
      Due to related parties (Note 6(a))                          70,894         39,497
      Due to shareholders (Note 6(b))                             66,429         98,537
      Notes payable - related parties (Note 7)                   249,471        178,961
      Notes payable (Note 8)                                     205,771        180,424
                                                             -----------    -----------
Total Liabilities                                                630,888        573,237
                                                             -----------    -----------

Stockholders' Deficit
Common Stock
      Authorized -
         50,000,000 Common shares with par value of $0.001
      Issued and Outstanding -
         23,015,839 and 19,936,375 shares, respectively           22,716         19,936
      Additional paid-in capital                               2,342,343      1,754,229
      Subscriptions payable (Note 9(h))                           20,000             --

      Non Controlling Interest                                       908             --

Other accumulated comprehensive loss                            (118,912)       (87,432)
Deficit, accumulated during the exploration stage             (2,458,664)    (2,085,652)
                                                             -----------    -----------
Total Shareholder's Deficit                                     (191,609)      (398,918)
                                                             -----------    -----------
Total Liabilities and Shareholders' Deficit                  $   439,279    $   174,319
                                                             ===========    ===========

    (The Accompanying Notes are an Integral part of the Financial Statements)


GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended May 31, 2008 and 2007
(Expressed in U.S. dollars)

                                                                      Period from
                                                                     August 21, 1997
                                                                        (date of
                                                                       inception)
                                       Year ended     Year ended        through
                                         May 31         May 31           May 31,
                                          2008           2007             2008
                                      ------------    ------------    ------------
Revenue                               $         --              --          61,770
                                      ------------    ------------    ------------

Operating Expenses
    Depreciation                            11,178          12,482         246,726
    General and administrative             316,650         391,576       1,909,854

                                      ------------    ------------    ------------
    Total operating expenses               327,828         404,058       2,156,580



Loss before Other Items                   (327,828)       (404,058)     (2,094,810)

Interest and bank charges                  (47,655)        (82,161)       (576,789)
Loss / (Gain) on disposal of assets          2,472              --         (44,737)
Writedown of assets                             --              --        (128,925)
Writedown of liabilities                        --         365,753         365,753
Loss on disposal of shares                      --              --          (1,685)
Other income                                    --          22,529          22,529

                                      ------------    ------------    ------------
                                      $   (373,011)   $    (97,937)   $ (2,458,664)
                                      ============    ============    ============

Minority interest                           (3,296)             --          (3,296)
Provision for income taxes                      --              --              --

                                      ------------    ------------    ------------
Net Loss for the period               $   (376,307)   $    (97,937)   $ (2,461,960)
                                      ============    ============    ============

Net loss per share -
    Basic and fully diluted           $    (0.0182)   $    (0.0052)
                                      ============    ============

Weighted-average number of shares       20,721,000      18,983,240
                                      ============    ============


    (The Accompanying Notes are an Integral part of the Financial Statements)


GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                     Period from
Years ended May 31, 2008 and 2007                                                       August 21, 1997
(Expressed in U.S. dollars)                                                                (date of
                                                                                           inception)
                                                            Year ended     Year ended       through
                                                              May 31         May 31         May 31,
                                                               2008           2007           2008
                                                            -----------    -----------    -----------
Operating Activities
    Net loss for the period                                 $  (376,307)   $   (97,937)   $(2,461,960)

    Adjustments to reconcile net loss to net cash used in operating and financing activities:

      Minority Interest                                           3,296             --          3,296
      Depreciation                                               11,178         12,482        246,726
      Shares issued for services                                 60,000         20,050        434,210
      Shares issued for settlement of debt                      200,893        206,390      1,465,849
      Shares issued for investment                              275,000             --        275,000
      Shares issued to acquire EKG Minerals Inc.                 15,000             --         15,000
      Shares issued for mineral asset                                 1             --              1
      Loss on disposal and writedown of assests                      --             --        176,134

    Changes in operating assets and liabilities
      Accounts payable and accrued liabilities                  (37,497)       (37,537)       288,701
      Due to related parties                                     70,510        130,663        201,173
      Notes Payable                                              25,347       (341,226)        87,565
                                                            -----------    -----------    -----------
Net cash provided by (used in) operating activities             247,419       (107,114)       731,695
                                                            -----------    -----------    -----------

Investing Activities
    Disposition (acquisition) of investments                   (275,000)        14,615       (374,272)
    Disposition (acquisition) of mineral claims                 (12,614)            --        (61,508)
    Minority interest in subsidiary                                 908             --       (422,174)
                                                            -----------    -----------    -----------
Net cash provided by investing activities                      (286,707)        14,615       (857,955)
                                                            -----------    -----------    -----------

Financing Activities
    Advances from a related party                                31,398        (77,057)       (45,659)
    Advances from shareholders                                  (32,108)        80,754        129,106
    Proceeds from share subscriptions                            60,000        105,000        165,000
                                                            -----------    -----------    -----------
Net cash provided by investing activities                        59,291        108,697        248,448
                                                            -----------    -----------    -----------
Foreign exchange included in other comprehensive loss           (31,480)       (13,242)      (118,912)
                                                            -----------    -----------    -----------

Net Increase (Decrease) in Cash                                 (11,476)         2,956          3,277

Cash, beginning                                                  14,753         11,797             --
                                                            -----------    -----------    -----------
Cash, ending                                                $     3,277    $    14,753    $     3,277
                                                            ===========    ===========    ===========

Supplemental disclosure of non-cash transactions:
    Shares issued for services                              $    60,000    $    20,050    $   434,210
    Shares issued for settlement of debt                    $   200,893    $   206,390    $ 1,465,849
    Shares issued for investment                            $   275,000    $        --    $   275,000
    Shares issued to acquire EKG Minerals Inc.              $    15,000    $        --    $    15,000
    Shares issued for mineral asset                         $         1    $        --    $         1


   (The Accompanying Notes are an Integral part of the Financial Statements)


GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
Period from August 21, 1997 (date of inception) through May 31, 2008
(Expressed in U.S. dollars)
                                                                  Additional      Deficit
                                                                    paid-in      accumulated
                                                                  capital, and    during the        Other
                                     Common Shares                Contributed    development    Comprehensive
                                        Shares        Amount         surplus        phase        (Loss) Gain        Total
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at August 21, 1997                    --    $        --    $        --    $        --    $        --    $        --

Common shares issued for
   incorporation, organizational,
   and business plan development
   services                            5,000,000    $     5,000             --             --             --          5,000

Net loss for the period                       --             --             --         (5,000)            --         (5,000)
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 1999 and 2000       5,000,000          5,000             --         (5,000)            --             --

Surrender and cancellation of
  common shares                       (3,315,000)        (3,315)            --             --             --         (3,315)
Common shares issued to acquire
  EchoDrive project                   16,000,000         16,000         59,000             --             --         75,000

Net income for the year                       --             --             --          3,315             --          3,315
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2001               17,685,000         17,685         59,000         (1,685)            --         75,000

Net loss for the year                         --             --             --       (274,113)            --       (274,113)
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2002               17,685,000         17,685         59,000       (275,798)            --       (199,113)

Surrender and cancellation of
  common shares on cancellation
  of EchoDrive project               (16,000,000)       (16,000)       (59,000)            --             --        (75,000)

Common shares issued to acquire
  Firstline Recovery Systems Inc.      5,025,000          5,025             --             --             --          5,025

Common shares issued in settlement
   of debt                               951,000            951         89,984             --             --         90,935
Common shares issued for
  services rendered                    1,657,500          1,658         97,792             --             --         99,450

Translation adjustment                        --             --             --             --        (21,246)       (21,246)
Net loss for the year                         --             --             --       (455,330)            --       (455,330)
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2003                9,318,500    $     9,319    $   187,776    $  (731,128)   $   (21,246)   $  (555,279)

Common shares issued in settlement
   of debt                             3,540,844          3,541        623,183             --             --        626,724

Translation adjustment                        --             --             --             --         43,099         43,099
Net loss for the year                         --             --             --       (435,501)            --       (435,501)
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2004               12,859,344         12,860        810,959     (1,166,629)        21,853       (320,957)

Common shares issued for services
  rendered                             2,000,000          2,000         98,000             --             --        100,000

Translation adjustment                        --             --             --             --        (15,208)       (15,208)
Net loss for the year                         --             --             --       (399,073)            --       (399,073)
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2005               14,859,344         14,860        908,959     (1,565,702)         6,645       (635,238)

Common shares issued in settlement
   of debt                             2,147,471          2,147        338,760             --             --        340,907
Common shares issued for services
  rendered                             1,480,000          1,480        146,520             --             --        148,000
Common shares subscribed in
  flow-through offering                  120,000            120         29,880             --             --         30,000

Translation adjustment                        --             --             --             --        (80,835)       (80,835)
Net loss for year                             --             --             --       (422,013)            --       (422,013)
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2006               18,606,815    $    18,607    $ 1,424,119    $(1,987,715)   $   (74,190)   $  (619,179)

Common shares to be issued in
  settlement of debt                     767,560            768        191,123             --             --        191,890
Common shares issued for services
  rendered                                92,000             92         19,958             --             --         20,050
Common shares issued for mineral
   asset                                  50,000             50         14,450             --             --         14,500
Common shares subscribed in
  flow-through offering                  420,000            420        104,580             --             --        105,000

Translation adjustment                        --             --             --             --        (13,242)       (13,242)
Net loss for the year                         --             --             --       (463,690)            --       (463,690)
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2007               19,936,375    $    19,936    $ 1,754,230    $(2,451,405)   $   (87,432)   $  (764,671)
                                      ==========    ===========    ===========    ===========    ===========    ===========
Adjusted for notes
  payable (Note 8)                            --             --             --        365,753             --        365,753
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2007
  as restated                         19,936,375         19,936      1,754,230     (2,085,652)      (87,432)       (398,918)


GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
Period from August 21, 1997 (date of inception) through May 31, 2008
(Expressed in U.S. dollars)


Continued
---------


Common shares subscribed
  for cash                               500,000            500         39,500             --            --          40,000
Common shares issued for
  investment                             750,000            750        274,250             --            --         275,000
Common shares issued to
   acquire EKG Minerals Inc.             150,000            150         14,850             --            --          15,000
Common shares issued in settlement
  of debt                              1,004,464          1,004        199,888             --            --         200,893
Common shares issued for services
  rendered                               375,000            375         59,625             --            --          60,000
Common shares issued for mineral
   asset (in-trust)                      300,000             --              1             --            --               1
Liability to issue common shares
  subscribed                                  --             --         20,000             --            --          20,000

Translation adjustment                        --             --             --             --       (31,480)        (31,480)
Net loss for the period                       --             --             --       (376,307)                     (376,307)
Minority interest                             --             --             --          3,296            --           3,296
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 2008               23,015,839         22,716      2,362,343     (2,458,664)      (118,912)      (192,516)




    (The Accompanying Notes are an Integral part of the Financial Statements)

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year ended May 31, 2008
(Expressed in U.S. dollars)


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

     These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2008, the Company has a working capital deficit of $627,611 and has accumulated losses of $2,458,664 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.


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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year ended May 31, 2008
(Expressed in U.S. dollars)

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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year ended May 31, 2008
(Expressed in U.S. dollars)


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

     g)   Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2008, the Company's comprehensive loss was $118,912 comprised was foreign currency translation adjustments of $112,321 and adjustment on the consolidation of EKG Minerals Inc. of $6,591.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year ended May 31, 2008
(Expressed in U.S. dollars)


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

     j)   Advertising Costs

          The Company's policy regarding advertising is to expense advertising when insurred. The company had not incurred any advertising expense as of May 31, 2008.

     k)   Recent Accounting Pronouncements

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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year ended May 31, 2008
(Expressed in U.S. dollars)

2.   Summary of Significant Accounting Principles (continued)

     k)   Recent Accounting Pronouncements (continued)

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

     l)   Reclassifications

          Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current period's presentation.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year ended May 31, 2008
(Expressed in U.S. dollars)


3.   Investments

     On February 3, 2008, the Company accepted consideration in the form of a mortgage on real property, for the subscription of 750,000 shares at a deemed value of $0.37 per share, for a total value of $275,000. The mortgage is registered at $300,000 which is due on demand after February 5, 2009, and carries an interest rate of 16% compounded monthly. The Company's intention is to liquidate the mortgage at the earliest reasonable opportunity to fund the Company. The mortgage has generated $14,502.50 in interest to May 31, 2008, which the Company has elected not to record in the financial statements until realization upon liquidation of the mortgage. The mortgage is a third mortgage against the property known as 2939 Shuswap Road, Kamloops, BC, Canada, and owned by Akal Forest Products Ltd. (Inc. No. BC0552200) and legally described as Lot C, DL 282, Kamloops Div., Yale District, Plan 37425 (PID No. 005-311-853).


4.   Property and Equipment
                                Cost        Accumulated       Net Book Value
                                           Depreciation
                                 $               $                  $

     May 31, 2008             295,842         246,726             49,116
     ---------------------------------------------------------------------------

     May 31, 2007             295,842         235,548             60,294
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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year ended May 31, 2008
(Expressed in U.S. dollars)

5.   Mineral Property (continued)

     (f) On June 30, 2007, the option agreement with Georgia International Mining Corporation expired as Georgia did not complete certain exploration as required to that date. The option was originally recognized as a $1 reduction on the mineral claims in August 2005, and this has now been reversed. Further, pursuant to the option agreement, Georgia will not be able to recover its $35,000 initial costs incurred, which the Company had recognized as a payable and later recorded as a recovery of mineral property costs in the period ending February 29, 2008.

          At May 31, 2008, cumulative exploration costs on these mineral claims are $485,133 (May 31, 2007 - $334,629).

6.   Related Party Transactions

     (a) As at May 31, 2008, the Company owed $70,894 to various management and directors for funding of working capital. The amounts are unsecured, non-interest bearing, and due on demand.

     (b) As at May 31, 2008, the Company owed $66,429 to various shareholders of the Company for funding of working capital. The amounts are unsecured, non-interest bearing, and due on demand.

     (c)  See Note 7 and Note 9.

7.   Notes Payable - Related Parties

     (a) On January 15, 2007, the Company issued a promissory note to a director of the Company for proceeds of $88,961 (CDN$99,636). The note is unsecured, due interest of 12% per annum, and due on demand. On January 26, 2007, $44,643 (CDN$50,000) was converted into common shares of the Company, and on January 31, 2008 $30,000 (CDN$30,000) was also converted into common shares of the Company. During the period between January 16, 2007 to May 31, 2008, the principal balance of the note has increased by $35,457 (CDN $39,396). At May 31, 2008, principal balance of $79,775 (CDN$89,032) and accrued interest of $13,543 (CDN$15,148) remained outstanding.

     (b) On January 15, 2007, the Company issued a promissory note to a principal of the Company for proceeds of $100,833 (CDN$112,933). The note is unsecured, due interest of 12% per annum, and due on demand. On January 26, 2007, $44,643 (CDN$50,000) was converted into common shares of the Company, and on January 31, 2008 $30,000 (CDN$30,000) was also converted into common shares of the Company. During the period between January 16, 2007 to May 31, 2008, the principal balance of the note has increased by $78,255 (CDN $84,698). At May 31, 2008, principal balance of $134,445 (CDN$147,631) and accrued interest of $21,708 (CDN$23,988) remained outstanding.

8.   Notes Payable

     Between 2000 and 2004, the Company issued promissory notes for proceeds of $402,329 (CDN$459,540). The notes are unsecured, due interest ranging from 0-18% per annum, and due on demand. At November 30, 2007, the Company determined notes payable in its wholly owned subsidiary should have been written down in the year ended May 31, 2007 in the amount of $365,753 (CDN$391,209) for notes payable which were expunged in that period, and restated the May 31, 2007 notes payable for said amount. At May 31, 2008, the principal balance of $107,940 (CDN$107,185) and accrued interest of $97,831 (CDN$97,146) remained outstanding.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year ended May 31, 2008
(Expressed in U.S. dollars)

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

     (d) On January 31, 2008, the Company accepted conversion agreements of shares for debt with five parties. The total debt converted was $200,893 at a price of $0.20 per share. A total of 1,004,465 144 restricted shares were issued February 28, 2008. Two of the parties are directors of the Company who received 150,000 and 132,737 shares for conversion of $30,000 as a portion of a note payable and $26,547 of amounts due to related parties respectively. One of the parties is a principal shareholder who received 150,000 shares for conversion of $30,000 as a portion of a note payable. The remaining parties converted $100,000 of a shareholder loan and $14,345 in notes payable to 500,000 and 71,727 shares respectively.

     (e) On February 3, 2008, the Company accepted consideration in the form of a mortgage on real property, for the subscription of 750,000 shares at a deemed value of $0.37 per share, for a total value of $275,000 (see
          Note 3(b)). The Company's intention is to liquidate the mortgage at the earliest reasonable opportunity to fund the Company. A finder's fee of 150,000 shares were also issued for this transaction to Solterra Aggregate Ltd, an entity controlled by a director of the Company. All of the shares were issued February 28, 2008.

     (f) On February 28, 2008, the Company issued 225,000 common 144 restricted shares to two non-related parties for consulting and geological services. The shares were recorded at the deemed price of $0.20 per share for a total value of $45,000.

     (g) On April 12, 2008 the Company accepted the subscription for 100,000 common shares for proceeds of $20,000 at a price of $0.20 per share. The shares have not yet been issued and are recorded as a subscription payable as at May 31, 2008.

10.  Subsequent Events

     Subsequent to the year ended May 31, 2008, the Company has received funding in the amount of $50,000 as a loan from a principal shareholder. The Company has also resolved to issue an additional 265,000 restricted common shares to three non affiliated parties for services conducted on behalf of the Company.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

            Name           Position Held with the    Age    Date First Elected/
                                 Corporation                   Appointed

Thomas Charles Hatton    President and Director      65    January 10, 2005
-------------------------------------------------------------------------------
Evan Allan Brett         Secretary, and Director     67    February 10, 2005
-------------------------------------------------------------------------------
Dorlyn Robert Evancic    Treasurer and Director      44    March 1, 2005

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

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in August 2008.

Item 10. Executive Compensation.

COMPENSATION OF EXECUTIVE OFFICERS


The following table sets forth certain compensation information for the Company's officers for the fiscal years ended May 31, 2008, 2007, and 2006. No executive officer of the Company earned total annual salary and bonus exceeding $100,000 during the fiscal year ended May 31, 2008.

                           SUMMARY COMPENSATION TABLE

                                                                            LONG TERM COMPENSATION
                                              ANNUAL             --------------------------------------------
                                           COMPENSATION                 AWARDS           PAYOUTS
                                     -------------------------   --------------------- -----------
                                                        Other
                                                        Annual   Restricted  Options/               All Other
                                                       Compen-      Stock     SARs *     LTIP        Compen-
Name            Title        Year    Salary   Bonus     sation     Awarded      (#)    payouts ($)   sation
----------      -----------  ----    ------   -----    -------   ----------  --------  -----------  --------
Thomas C.       Director,    2008      $0       0         0           0          0          0           0
Hatton          President,
                and          2007      $0       0         0           0          0          0           0
                Chief
                Executive    2006      $0       0         0        100,000       0          0           0
                Officer
--------------------------------------------------------------------------------------------------------------
Evan A. Brett   Director,    2008      $0       0         0           0          0          0           0
                and
                Corporate    2007      $0       0         0           0          0          0           0
                Secretary
                             2006      $0       0         0        110,000       0          0           0
--------------------------------------------------------------------------------------------------------------
Dorlyn R.       Director,    2008   $30,000     0         0           0          0          0           0
Evancic  (1)    Treasurer,
                and          2007   $45,434     0         0        410,000       0          0           0
                Chief
                Financial    2006   $34,089     0         0        400,000       0          0           0
                Officer
--------------------------------------------------------------------------------------------------------------

(1) Mr. Evancic is employed and compensated by Pro-Act Management Inc., which provides business management and consulting services to the Company. Mr. Evancic does not bill us for his time spent on the Company and is compensated directly or indirectly by us, through Pro-Act Management Inc. See the section of this filing entitled Certain Relationships and Related Transactions

STOCK OPTION GRANTS

We did not grant any stock options to our executive officers during our fiscal year ended May 31, 2008, as illustrated in the following table:

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

Evan A. Brett,                         Nil         Not Applicable   Not Applicable    Not Applicable
Director, Corporate Secretary

Dorlyn R. Evancic,                     Nil         Not Applicable   Not Applicable    Not Applicable
Director, Chief Financial Officer
----------------------------------------------------------------------------------------------------


EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES


The following is a summary of the share purchase options exercised by our executive officers for our fiscal year ended May 31, 2008:


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

COMPENSATION OF DIRECTORS

Our directors are not paid any compensation for acting as our directors. However, the directors are entitled to participate in the Corporation's stock option plan. During the year ended May 31, 2008 there were no stock options granted.

Other Arrangements

None of the directors of the Company were compensated in their capacity as a director by the Company and its subsidiary during the fiscal year ended May 31, 2008 pursuant to any other arrangement.

Indebtedness of Directors and Executive Officers

None of the directors or executive officers of the Company was indebted to the Company or its subsidiary during the fiscal year ended May 31, 2008, including under any securities purchase or other program.

Item 11 Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 1, 2007, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

        Name and Address          Position                       Amount & Nature of         % of
        Beneficial Owner                                         Beneficial Owner         Class (1)

Tom Hatton                        Director                              787,160              3.4%
Box 111,                          President
Wells, BC, V0K 2R0

Evan Brett                        Director                  2         1,000,034              4.3%
19651 - 48th Avenue,              Secretary
Langley, BC, V3A 3K7

Dorlyn Evancic                    Director                  3         1,743,571              7.5%
1228 Gateway Place,               Treasurer, CFO
Port Coquitlam,
BC, V3C 5X4

Fu Kwai Enterprises Ltd.          Principal Shareholder     4         1,705,833              7.4%
Suite 215, 8171 Cook Road
Richmond, BC, V6Y 3T8

Great West Management Corp.        Principal Shareholder    5         3,039,000             13.1%
Suite 102 - 20475 Douglas Cres.
Langley, BC, V3A 4V6

Directors and                                                         3,530,765             15.2%
Officers as a
Group (3 persons)

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 15, 2007. As of May 31, 2008, there were 19,936,375 shares issued and outstanding and 540,000 shares underlying warrants.

(2) Consists of 827,297 shares held by Evan Brett and 40,000 shares underlying warrants, as well as 132,737 shares held by First Time Investments Inc. (a company controlled by Mr. Brett)

(3) Consists of 938,571 shares held by Dorlyn Evancic and 805,000 shares held by Pro-Act Management Inc. (a company controlled by Mr. Evancic).

(4) 100% of the voting rights of this principal shareholder are controlled by Valentina Guerin.

(5) Includes 195,000 shares held directly by Delaine Mollica who controls 100% of the voting rights of this principal shareholder, and 150,000 shares underlying warrants.


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

Jan-07  Evan Brett/Director & Secretary  79,680 shares issued for debt conversion of $19,920

Jan-07  Pro-Act Management Inc.*         178,571 shares issued for
                                         conversion of $44,643

Jan-07  Evan Brett/Director & Secretary  153,979 shares issued for conversion of $38,495

Jan-07  Tom Hatton/Director & President  126,760 shares issued for conversion of $31,690

Jan-07  Great West Management Corp.,     178,571 shares issued for
        Principal Shareholder            conversion of $44,643


May-07  Evan Brett/Director & Secretary  Shareholders loans, accrued fees and expenses in the sum of $12,168

May-07  Great West Management Corp.,     Shareholders loans, accrued fees and
        Principal Shareholder            expenses in the sum of $43,358


May-07  Pro-Act Management Inc.*         Shareholders loans, accrued fees and
                                         expenses in the sum of $26,574


Feb-08  Evan Brett/Director &            75,000 shares for acquisition in EKG
        Secretary                        Minerals Inc.

Feb-08  Delaine Mollica, control         75,000 shares for acquisition in EKG
        person of Great West              Minerals Inc.
        Management Corp., Principal
        Shareholder

Feb-08  First Time Investments Inc.      132,737 shares issued for debt
        (a company controlled by Evan    conversion of $26,547
        Brett/Director & Secretary)

Feb-08  Pro-Act Management Inc.*         150,000 shares issued for conversion
                                         of $30,000

Feb-08  Great West Management Corp.,     150,000 shares issued for conversion
                                         of $30,000
        Principal Shareholder

May-08  Evan Brett/Director & Secretary  Shareholders loans, accrued fees and expenses in the sum of $51,767

May-08  Great West Management Corp.,     Shareholders loans, accrued fees and
        Principal Shareholder            expenses in the sum of $78,255

May-08  Pro-Act Management Inc.*         Shareholders loans, accrued fees and
                                         expenses in the sum of $35,457

* Mr. Evancic serves as Chief Financial Officer through a consulting agreement with Pro-Act Management, see Exhibit 10.2

Item 13. Exhibits and Reports on Form 8-K.

The following reports on Form 8-K were filed during the year ended May 31, 2008:

None


The following are exhibits to this Annual Report

Exhibit No.  Identification of Exhibit
2.1          Articles of Incorporation *
2.2          Articles of Amendment dated March 1, 2000 *
2.3          Articles of Amendment dated September 25, 2001 *
2.4          Articles of Amendment dated March 30, 2006***
3.1          Form of Specimen of Common Stock *
3.2          Form of 2003 Debt Settlement Agreement *
3.3          Form of 2005 Common Stock Purchase Warrant *
10.1         Intellectual Property Assignment Agreement dated June 4, 1998 *
10.2         Pro Act Management Consulting Contract *
10.3         Georgia International Mining Option Agreement dated July 30, 2005 *
10.4         Golden Spike Agreement dated March 26, 2002 **
14.0         Code Of Business Conduct & Ethics and Compliance Program****
31.1         Certification of Chief Executive Officer Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
31.2         Certification of Chief Financial Officer Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
32.1         Certification of Chief Executive Officer Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.
32.2         Certification of Chief Financial Officer Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.


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


Item 14. Principal Accounting Fees and Services

Audit Fees: The aggregate fees billed for the fiscal year ended May 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10KSB was approximately $4,500 as compared to $8,871 for the similar period of the preceding fiscal year.

Audit-Related Fees are fees charged by our independent auditor for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees" above. This category comprises fees billed for independent accountant review of our interim financial statements and management discussion and analysis, as well as advisory services associated with our financial reporting. Such fees were approximately $6,300 versus $3,000 for the similar period last year.

Tax Fees: The aggregate fees billed for the fiscal year ended May 31, 2008 for professional services rendered by the principal accountant for tax compliance and tax planning was $nil versus $nil for the similar period last year.

All Other Fees: The aggregate fees billed for the fiscal year ended May 31, 2008 for products and services provided by the principal accountant other than the services reported above was approximately $nil versus $nil for the similar period last year.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              GEMCO MINERALS, INC.
                                  (Registrant)

                       By:  /s/ Thomas C. Hatton
                            --------------------
                       Thomas C. Hatton, President and Director
                            Chief Executive Officer
                       Date: August 25, 2008

                       By:  /s/ Dorlyn R. Evancic
                            ---------------------
                       Dorlyn R. Evancic, Treasurer and Director
                             Chief Financial Officer
                       Date:  August 25, 2008







Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       By:   /s/ Thomas C. Hatton
                             --------------------
                       Thomas C. Hatton, President and Director
                             Chief Executive Officer
                       Date:  August 25, 2008

                       By:   /s/ Dorlyn R. Evancic
                             ---------------------
                       Dorlyn R. Evancic, Treasurer and Director
                             Chief Financial Officer
                       Date:  August 25, 2008

                       By:   /s/ Evan A. Brett
                             -----------------
                       Evan A. Brett, Secretary and Director
                       Date:  August 25, 2008