Form 10-Q
period 2008-07-31
Gemco Minerals, Inc.
filed 2008-10-14
CIK 1338118

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the period ended August 31, 2008

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from______ to _______

                         Commission File Number 000-51523


                               GEMCO MINERALS INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         Florida                                               98-0582366
- ----------------------------                               -------------------
(State or other jurisdiction of                                IRS Employer
 incorporation or organization)                            Identification No.)

      #203 - 20189 56th Avenue, Langley, British Columbia, Canada, V3A 3Y6
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                   866-848-2940
                                 --------------
              (Registrant's telephone number, including area code)

                -------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act:

  Large Accelerated Filer |_|            Accelerated Filer |_|
  Non-accelerated Filer |_|              Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act):      Yes | | No |X|

The number of shares of the registrant's Common Stock, no par value, outstanding as of October 8, 2008 was 23,380,839 shares.

                                 C O N T E N T S

                                                                       Page
Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements........................................F1-F14

Item 2.   Management's Discussion and Analysis or Plan of Operation.....2

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Item 4.   Controls and Procedures.......................................9

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings.............................................9

Item 2.   Sales of Unregistered Securities .............................10

Item 3.   Defaults Upon Senior Securities...............................10

Item 4.   Submission of Matters to a Vote of Security Holders...........10

Item 5.   Other Information............................................ 10

Item 6.   Exhibits......................................................10

SIGNATURES..............................................................10


Item 1.   Financial Statements.


GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
as at August 31, 2008
(Expressed in U.S. dollars)
(unaudited)

                                                               August 31       May 31,
                                                                 2008           2008
                                                              -----------    -----------
Assets
Current:
      Cash                                                    $     2,350    $     3,277
                                                              -----------    -----------

Total Current Assets                                                2,350          3,277
                                                              -----------    -----------

Investment (Note 3)                                               275,000        275,000
Mineral Claims (Note 5)                                           111,886        111,886
Equipment, net (Note 4)                                            46,932         49,116
                                                              -----------    -----------
                                                                  433,818        436,002
                                                              -----------    -----------
Total Assets                                                  $   436,168    $   439,279
                                                              ===========    ===========

Liabilities
Current:
      Accounts payable                                        $    36,462    $    38,322
                                                              -----------    -----------
      Due to related parties (Note 6(a))                           70,894         70,894
      Due to shareholders (Note 6(b))                              66,429         66,429
      Notes payable - related parties (Note 7)                    295,841        249,471
      Notes payable (Note 8)                                      197,751        205,771
                                                              -----------    -----------
Total Liabilities                                                 667,376        630,888
                                                              -----------    -----------

Stockholders' Deficit
Common Stock
      Authorized -
         50,000,000 Common shares with par value of $0.001
      Issued and Outstanding -
         23,380,839 and 23,015,839 shares, respectively            23,081         22,716
      Additional paid-in capital                                2,401,728      2,342,343
      Subscriptions payable (Note 9(h))                                --         20,000

      Non Controlling Interest                                        908            908

Other accumulated comprehensive loss                             (104,923)      (118,912)
Deficit, accumulated during the exploration stage              (2,552,002)    (2,458,664)
                                                              -----------    -----------
Total Shareholder's Deficit                                      (231,209)      (191,609)
                                                              -----------    -----------
Total Liabilities and Shareholders' Deficit                   $   436,168    $   439,279
                                                              ===========    ===========


    (The Accompanying Notes are an Integral part of the Financial Statements)


GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months ended August 31, 2008 and 2007                                Period from
(Expressed in U.S. dollars)                                              August 21, 1997
(unaudited)                                                            (date of inception)
                                                       Three Months         through
                                                      Ended August 31      August 31,
                                           2008           2007               2008
                                      ------------    ---------------    ---------------
Revenue                               $         --                 --             61,770
                                      ------------    ---------------    ---------------

Operating Expenses
    Depreciation                             2,184              2,659            248,910
    General and administrative              75,776             94,050          1,985,630
                                      ------------    ---------------    ---------------
    Total operating expenses                77,960             96,709          2,234,540

Loss before Other Items                    (77,960)           (96,709)        (2,172,770)

Interest and bank charges                  (15,379)           (14,434)          (592,168)
Loss / (Gain) on disposal of assets             --                 --            (44,737)
Writedown of assets                             --                 --           (128,925)
Writedown of liabilities                        --                 --            365,753
Loss on disposal of shares                      --                 --             (1,685)
Other income                                    --                 --             22,529
                                      ------------    ---------------    ---------------
                                      $    (93,339)   $      (111,143)   $    (2,552,003)
                                      ------------    ---------------    ---------------

Minority interest                               --                 --             (3,296)
Provision for income taxes                      --                 --                 --
                                      ------------    ---------------    ---------------

Net Loss for the period               $    (93,339)   $      (111,143)   $    (2,555,299)
                                      ============    ===============    ===============

Net loss per share -
    Basic and fully diluted           $    (0.0041)   $       (0.0059)
                                      ============    ===============

Weighted-average number of shares       23,026,800         18,986,000
                                      ============    ===============

   (The Accompanying Notes are an Integral part of the Financial Statements)



GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months ended August 31, 2008 and 2007                                                Period from
(Expressed in U.S. dollars)                                                              August 21, 1997
(unaudited)                                                                             (date of inception)
                                                                        Three Months         through
                                                                       Ended August 31      August 31,
                                                            2008           2007               2008
                                                        -----------    ---------------    ---------------
Operating Activities
    Net loss for the period                             $   (93,339)   $      (111,142)   $    (2,555,299)

    Adjustments to reconcile net loss to net cash used in operating and financing activities:

      Minority Interest                                          --                 --              3,296
      Depreciation                                            2,184              2,659            248,910
      Shares issued for services                             39,750                 --            473,960
      Shares issued for settlement of debt                       --                 --          1,465,849
      Shares issued for investment                               --                 --            275,000
      Shares issued to acquire EKG Minerals Inc.                 --                 --             15,000
      Shares issued for mineral asset                            --                 --                  1
      Loss on disposal and writedown of assets                   --                 --            176,134

    Changes in operating assets and liabilities
      Accounts payable and accrued liabilities               (1,860)            13,574            286,841
      Due to related parties                                 46,370             23,165            247,543
      Notes Payable                                          (8,020)            12,437             79,545
                                                        -----------    ---------------    ---------------

Net cash provided by (used in) operating activities         (14,916)           (59,307)           716,779
                                                        -----------    ---------------    ---------------

Investing Activities
    Disposition (acquisition) of investments                     --            (15,000)          (374,272)
    Disposition (acquisition) of mineral claims                  (0)                --            (61,508)
    Minority interest in subsidiary                              (0)                --           (422,174)
                                                        -----------    ---------------    ---------------
Net cash provided by investing activities                        --            (15,000)          (857,954)
                                                        -----------    ---------------    ---------------

Financing Activities
    Advances from a related party                                --              5,962            (45,659)
    Advances from shareholders                                   --             50,564            129,106
    Proceeds from share subscriptions                            --             15,000            165,000
                                                        -----------    ---------------    ---------------
Net cash provided by investing activities                        --             71,526            248,447
                                                        -----------    ---------------    ---------------
Foreign exchange included in other comprehensive loss        13,989             (7,918)          (104,923)
                                                        -----------    ---------------    ---------------

Net Increase (Decrease) in Cash                                (927)           (10,701)             2,350

Cash, beginning                                               3,277             14,753                 --
                                                        -----------    ---------------    ---------------
Cash, ending                                            $     2,350    $         4,052    $         2,350
                                                        ===========    ===============    ===============

Supplemental disclosure of non-cash transactions:
    Shares issued for services                          $    39,750    $            --    $       413,960


    (The Accompanying Notes are an Integral part of the Financial Statements)

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended August 31, 2008
(Expressed in U.S. dollars)
(unaudited)

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

     These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at August 31, 2008, the Company has a working capital deficit of $665,026 and has accumulated losses of $2,552,002 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended August 31, 2008
(Expressed in U.S. dollars)
(unaudited)

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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended August 31, 2008
(Expressed in U.S. dollars)
(unaudited)


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

     g)   Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2008, the Company's comprehensive loss was $104,923 comprised was foreign currency translation adjustments of $98,803 and adjustment on the consolidation of EKG Minerals Inc. of $6,120.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended August 31, 2008
(Expressed in U.S. dollars)
(unaudited)

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

     j)   Recent Accounting Pronouncements

          In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

          In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

          In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended August 31, 2008
(Expressed in U.S. dollars)
(unaudited)

2.   Summary of Significant Accounting Principles (continued)

     j)   Recent Accounting Pronouncements (continued)

          In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

          In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended August 31, 2008
(Expressed in U.S. dollars)
(unaudited)


2.   Summary of Significant Accounting Principles (continued)

     j)   Recent Accounting Pronouncements (continued)


          In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows. k) Reclassifications

          Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current period's presentation.

3.   Investments

     On February 3, 2008, the Company accepted consideration in the form of a mortgage on real property, for the subscription of 750,000 shares at a deemed value of $0.37 per share, for a total value of $275,000. The mortgage is registered at $300,000 which is due on demand after February 5, 2009, and carries an interest rate of 16% compounded monthly. The Company's intention is to liquidate the mortgage at the earliest reasonable opportunity to fund the Company. The mortgage has generated $26,335 in interest to August 31, 2008, which the Company has elected not to record in the financial statements until realization upon liquidation of the mortgage. The mortgage is a third mortgage against the property known as 2939 Shuswap Road, Kamloops, BC, Canada, and owned by Akal Forest Products Ltd. (Inc. No. BC0552200) and legally described as Lot C, DL 282, Kamloops Div., Yale District, Plan 37425 (PID No. 005-311-853).

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended August 31, 2008
(Expressed in U.S. dollars)
(unaudited)


4.   Property and Equipment

                            Cost $              Accumulated            Net Book
                                              Depreciation $            Value $

     May 31, 2008           295,842               248,910               46,932
     ---------------------------------------------------------------------------

     May 31, 2007           295,842               246,726               49,116
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

          At August 31, 2008, cumulative exploration costs on these mineral claims are $496,361 (May 31, 2008 - $485,133).

6.   Related Party Transactions

     (a) As at August 31, 2008, the Company owed $70,894 to various management and directors for funding of working capital. The amounts are unsecured, non-interest bearing, and due on demand.

     (b) As at August 31, 2008, the Company owed $66,429 to various shareholders of the Company for funding of working capital. The amounts are unsecured, non-interest bearing, and due on demand.

     (c)  See Note 7 and Note 9.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended August 31, 2008
(Expressed in U.S. dollars)
(unaudited)


7.   Notes Payable - Related Parties

     (a) On January 15, 2007, the Company issued a promissory note to a director of the Company for proceeds of $88,961 (CDN$99,636). The note is unsecured, due interest of 12% per annum, and due on demand. On January 26, 2007, $44,643 (CDN$50,000) was converted into common shares of the Company, and on January 31, 2008 $30,000 (CDN$30,000) was also converted into common shares of the Company. During the period between January 16, 2007 to August 31, 2008, the principal balance of the note has decreased by $3,036 (CDN $4,237). At August 31, 2008, principal balance of $85,925 (CDN$95,399) and accrued interest of $16,527 (CDN$18,464) remained outstanding.

     (b) On January 15, 2007, the Company issued a promissory note to a principal of the Company for proceeds of $100,833 (CDN$112,933). The note is unsecured, due interest of 12% per annum, and due on demand. On January 26, 2007, $44,643 (CDN$50,000) was converted into common shares of the Company, and on January 31, 2008 $30,000 (CDN$30,000) was also converted into common shares of the Company. During the period between January 16, 2007 to August 31, 2008, the principal balance of the note has increased by $65,216 (CDN $67,416). At August 31, 2008, principal balance of $166,047 (CDN$180,349) and accrued interest of $27,341 (CDN$30,118) remained outstanding.

8.   Notes Payable

     Between 2000 and 2004, the Company issued promissory notes for proceeds of $402,329 (CDN$459,540). The notes are unsecured, due interest ranging from 0-18% per annum, and due on demand. At August 31, 2008, principal balance of $100,928 (CDN$107,185) and accrued interest of $96,823 (CDN$102,826)
     remained outstanding.

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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended August 31, 2008
(Expressed in U.S. dollars)
(unaudited)



9.   Common Stock (continued)

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

     (g) On April 12, 2008 the Company accepted the subscription for 100,000 common shares for proceeds of $20,000 at a price of $0.20 per share. The shares were issued August 20, 2008.

     (h) On August 20, 2008, the Company issued 265,000 common 144 restricted shares to three non-related parties for consulting services. The shares were recorded at the deemed price of $0.15 per share for a total value of $39,750.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Overview

The following discussion and analysis of the operations, results, and financial position of Gemco Minerals Inc. ("Gemco","We" or the "Company"), for the three months ended August 31, 2008 should be read in conjunction with the August 31, 2008 Consolidated Financial Statements and the related Notes. These documents are available at www.sedar.com. The Company is traded on the Nasdaq OTC Exchange under the symbol GMML. The effective date of this report is September 22, 2008.

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

Mexico Property

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


Results of Operations - Gemco Minerals Inc.
Three months Ended August 31, 2008

During the three months ended August 31, 2008 the Company recorded an operating loss of $77,960 as compared to an operating loss of $96,709 for the twelve months ended August 31, 2007, and recorded a net loss after other items of $93,339 as compared to a net loss of $111,143 for the three months ended August 31, 2007. This is a decrease in operating loss of $18,749 and a decrease in the net loss of $17,804. The net loss represents $0.0041 per common share. The Company incurred $77,960 in operating expenses which consist mainly of: mineral property costs of $11,228 (2007 - $38,753), management and consulting fees, including accruals and share issuance, of $48,000 (2007 - $18,000), investor relations of $9,750 (2007 - $5,000) and professional fees of $3,500 (2007 - $13,770). The Company also recorded other items totaling $15,379 for the three months ending August 31, 2008, which is for interest and bank charges. Conversely, the Company recorded other items in the three months ending August 31, 2007 which increased the net loss by $14,434 represented as interest and bank charges. The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing

Summary of Quarterly Results

                        Q1          Q4         Q3          Q2         Q1          Q4         Q3          Q2         Q1
 Total revenue              $ -        $ -         $ -        $ -         $ -        $ -         $ -        $ -         $ -
 Income (loss) before
  Other items           (77,960)   (97,028)   (113,276)   (20,815)    (96,709)  (156,147)   (127,311)   (39,553)    (81,047)
 Basic loss per share     (0.00)     (0.00)      (0.01)     (0.00)      (0.01)     (0.01)      (0.01)     (0.00)      (0.00)
 Diluted per share        (0.00)     (0.00)      (0.01)     (0.00)      (0.01)     (0.01)      (0.01)     (0.00)      (0.00)
 Net income (loss)      (93,339)  (110,768)   (123,423)   (30,974)   (111,142)   257,308    (187,433)   (86,765)    (81,047)
 Basic per share          (0.00)     (0.01)      (0.01)     (0.00)      (0.01)      0.01       (0.01)     (0.00)      (0.00)
 Diluted per share        (0.00)     (0.01)      (0.01)     (0.00)      (0.01)      0.01       (0.01)     (0.00)      (0.00)

As of August 31, 2008, Gemco had total liabilities of $667,376, which is an increase of $36,488 as compared to $630,888 liabilities recorded at May 31, 2008. The Company's liabilities consist of $36,462 in accounts payable, $70,894 due to related parties, $66,429 due to shareholders and $493,592 in notes payable, of which $295,841 are due to related parties. The increase in liabilities is due primarily to additional amounts loaned from related parties during the period net of adjustments in the U.S. exchange rate for amounts denominated in Canadian funds.

The Company's current assets at August 31, 2008, consisted of $2,350 in cash which reduced by $927 from $3,277 as at May 31, 2008. Total assets as of August 31, 2008 were $436,168 with mineral claims recorded at $111,886, equipment net of amortization at $46,932, and investments of $275,000 for the mortgage held on real property as disclosed in Note 3(b) of the financial statements.

Selected Annual Information

The following are highlights of financial data on the Company for the most recently completed three financial years:

                                    Fiscal Year Ended May 31,
                            ---------------------------------------------
                                2008             2007             2006
                            -----------       ----------      -----------
Loss before Income Tax      $ (376,307)       $ (97,937)      $ (422,013)
Net Loss                      (376,307)         (97,937)        (422,013)
Loss Per Share                   (0.02)           (0.01)           (0.02)
Total Assets                   439,279          174,319          198,460
Total Liabilities              630,888          573,237          817,639


Liquidity and Capital Resources

The Company's assets are recorded at the lower of cost or market value. The total assets at August 31, 2008 were $436,168 net of amortization. The Company had a working capital deficiency of $665,026 at August 31, 2008 compared to a working capital deficiency of $627,611 as of May 31, 2008. The majority of Gemco's assets are long-term in nature and thus considered to be of lower liquidity. It is the Company's intention to liquidate the mortgage denoted above at the earliest reasonable opportunity to fund the Company. The Company's cash inflow has been generated mainly from shareholder loans, related party and short-term loans and subscription of common stock with minimal revenues and government incentive programs since inception.

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

Risks and Uncertainties

Mining - The Company is engaged in mineral exploration and development, which involves a high degree of risk, and few properties are ultimately developed into producing mines. There is no assurance that the Company's future exploration and development activities will result in any discoveries of commercial bodies of ore. Whether an ore body will be commercially viable depends on a number of factors including the particular attributes of the deposit such as size, grade and proximity to infrastructure, as well as mineral prices and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in a mineral deposit being unprofitable. Cash Flows and Funding - The Company periodically requires equity financing to maintain its working capital position. There is no assurance that the Company will be able to obtain financing, as required, in the future. Environmental and Permitting - Mineral exploration and development is subject to extensive regulation concerning environmental protection and there is no assurance the Company will be able to obtain all necessary permits and approvals in order to carry out its exploration activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and procedures

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

                                     PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is currently named as a defendant or Respondent in two legal proceedings. On the 15th of April, 2008 an action was commenced by a shareholder of Akal Forest Products Ltd. against a group of defendants, including Gemco Minerals Inc. In that action the plaintiff alleges that Gemco Minerals Inc. entered into a non-arms length transaction with Hunter Corey Babcock, an officer and director of Akal Forest Products Ltd. pursuant to which transaction Gemco sold to Babcock a number of shares in Gemco Minerals Inc. That sale was secured by a mortgage and assignment of rents against Lands owned by Akal Forest Products Ltd.

Counsel has been retained and a statement of defense has been filed by Gemco Minerals Inc. denying that Gemco Minerals Inc. was anything other than a bona fide purchaser for value in that transaction.

On or about April 28, 2008 an interlocutory order, without notice, was granted by the Supreme Court of British Columbia restraining both Mr. Babcock and Gemco from transferring, mortgaging, or hypothecating any of the shares issued by Gemco to Mr. Babcock in relation the aforementioned mortgage and assignment of rents.

On the 22nd of July 2008, the first mortgage holder of the Akal Forest Products Ltd. Lands commenced a foreclosure proceeding in the Supreme Court of B.C. against Akal Forest Products Ltd. In that action Gemco Minerals Inc. is named as a third mortgage holder and Respondent in relation to the mortgage and assignment of rents granted by Akal Forest Products Ltd. as security for the Babcock purchase of Gemco shares. Counsel has been retained to protect the interests of Gemco in relation to its charges on the Akal Lands.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter the Company issued a total of 365,000 common shares on August 20, 2008 of which all shares were issued to four independent and non-affiliate accredited investors. This included 100,000 shares subscribed on April 12, 2008 for proceeds of $20,000 at a price of $0.20 per share, as well as 265,000 shares issued August 20, 2008 to three non-related parties for consulting services at the deemed price of $0.15 per share for a total value of $39,750

With respect to the unregistered sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered to sophisticated, accredited investors who were provided all of the current public information available on the Company.


Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None

Item 5.   Other Information. None

Item 6.   Exhibits

Exhibit     Identification of Exhibit
No.

31.1 Rule 13a-14(a) Certification of Tom Hatton, President and Chief Executive Officer
31.2 Rule 13a-14(a) Certification of Dorlyn Evancic, Treasurer, Chief Financial Officer
32.1        Certification Pursuant to 18 U.S.C. Section 1350 of Tom Hatton.
32.2        Certification Pursuant to 18 U.S.C. Section 1350 of Dorlyn Evancic.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Gemco Minerals Inc.

DATE: October 13, 2008


By: /s/ TOM HATTON
    --------------
Tom Hatton, President, Director
and Chief Executive Officer