Form 10-Q
period 2008-11-30
Gemco Minerals, Inc.
filed 2009-01-12
CIK 1338118

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended November 30, 2008

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to _______

                         Commission File Number 000-51523


                               GEMCO MINERALS INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         Florida                                               98-0582366
-------------------------------                            -------------------
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

The number of shares of the registrant's Common Stock, no par value, outstanding as of December 31, 2008 was 23,380,839 shares.

                                 C O N T E N T S

                                                                       Page
Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements...........................................F1-F14

Item 2.   Management's Discussion and Analysis or Plan of Operation......2

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ....9

Item 4.   Controls and Procedures.......................................10

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings.............................................10

Item 2.   Sales of Unregistered Securities ............................ 11

Item 3.   Defaults Upon Senior Securities...............................11

Item 4.   Submission of Matters to a Vote of Security Holders...........11

Item 5.   Other Information............................................ 11

Item 6.   Exhibits......................................................11

SIGNATURES..............................................................11


Item 1.   Financial Statements.


GEMCO MINERALS INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
as at November 30, 2008
(Expressed in U.S. dollars)
(unaudited)

                                                             November 30,      May 31,
                                                                2008            2008
                                                             -----------    -----------
Assets
Current:
      Cash                                                   $       379    $     3,277
                                                             -----------    -----------
Total Current Assets                                                 379          3,277
                                                             -----------    -----------

Investment (Note 3)                                              275,000        275,000
Mineral Claims (Note 5)                                          111,886        111,886
Equipment, net (Note 4)                                           45,013         49,116
                                                             -----------    -----------
                                                                 431,899        436,002
                                                             -----------    -----------
Total Assets                                                 $   432,278    $   439,279
                                                             ===========    ===========

Liabilities
Current:
      Accounts payable                                       $    36,527    $    38,322
      Due to related parties (Note 6(a))                          78,518         70,894
      Due to shareholders (Note 6(b))                             66,429         66,429
      Notes payable - related parties (Note 7)                   324,513        249,471
      Notes payable (Note 8)                                     175,176        205,771
                                                             -----------    -----------
Total Liabilities                                                681,163        630,888
                                                             -----------    -----------

Stockholders' Deficit
Common Stock
      Authorized -
         50,000,000 Common shares with par value of $0.001
      Issued and Outstanding -
         23,380,839 and 23,015,839 shares, respectively           23,081         22,716
      Additional paid-in capital                               2,401,728      2,342,343
      Subscriptions payable (Note 9(h))                               --         20,000

      Non Controlling Interest                                       908            908

Other accumulated comprehensive loss                             (75,635)      (118,912)
Deficit, accumulated during the exploration stage             (2,598,966)    (2,458,664)
                                                             -----------    -----------
Total Shareholder's Deficit                                     (248,885)      (191,609)
                                                             -----------    -----------
Total Liabilities and Shareholders' Deficit                  $   432,278    $   439,279
                                                             ===========    ===========

   (The Accompanying Notes are an Integral part of the Financial Statements)


GEMCO MINERALS INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months ended November 30, 2008 and 2007
(Expressed in U.S. dollars)
(unaudited)


                                                                                                                   Period from
                                                                                                                 August 21, 1997
                                                                                                               (date of inception)
                                                 Three Months                          Six Months                    through
                                               Ended November 30                    Ended November 30              November 30,
                                            2008              2007              2008              2007                 2008
                                      --------------    --------------    --------------    --------------     -------------------
Revenue                               $           --    $           --    $           --    $           --                  61,770
                                      --------------    --------------    --------------    --------------     -------------------

Operating Expenses
    Depreciation                               1,919             2,874             4,103             5,533                 250,829
    General and administrative                29,558            17,941           105,334           111,991               2,015,188
                                      --------------    --------------    --------------    --------------     -------------------
    Total operating expenses                  31,478            20,815           109,438           117,524               2,266,017

Loss before Other Items                      (31,478)          (20,815)         (109,438)         (117,524)             (2,204,247)

Interest and bank charges                    (15,486)          (12,606)          (30,865)          (27,040)               (607,654)
Loss / (Gain) on disposal of assets               --             2,448                --             2,448                 (44,737)
Writedown of assets                               --                --                --                --                (128,925)
Writedown of liabilities                          --                --                --                --                 365,753
Loss on disposal of shares                        --                --                --                --                  (1,685)
Other income                                      --                --                --                --                  22,529
                                      --------------    --------------    --------------    --------------     -------------------
                                                                                                                        (2,598,967)
                                      $      (46,964)   $      (30,973)   $     (140,303)   $     (142,116)    ===================
                                      ==============    ==============    ==============    ==============

Minority interest                                 --                --                --                --                  (3,296)
Provision for income taxes                        --                --                --                --                      --
                                      --------------    --------------    --------------    --------------     -------------------
                                                                                                                        (2,602,263)
Net Loss for the period               $      (46,964)   $      (30,973)   $     (140,303)   $     (142,116)    ===================
                                      ==============    ==============    ==============    ==============

Net loss per share -
    Basic and fully diluted           $      (0.0020)   $      (0.0016)   $      (0.0061)   $      (0.0074)
                                      ==============    ==============    ==============    ==============

Weighted-average number of shares         23,117,800        19,303,000        23,117,800        19,303,000
                                      ==============    ==============    ==============    ==============

   (The Accompanying Notes are an Integral part of the Financial Statements)


GEMCO MINERALS INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months ended November 30, 2008 and 2007
(Expressed in U.S. dollars)
(unaudited)

                                                                                       Period from
                                                                                     August 21, 1997
                                                                                   (date of inception)
                                                                 Six Months              through
                                                              Ended November 30        November 30,
                                                             2008           2007          2008
                                                         -----------    -----------    -----------
Operating Activities
    Net loss for the period                              $  (140,303)   $  (142,116)   $(2,602,263)

    Adjustments to reconcile net loss to net cash used in operating and financing activities:

      Minority Interest                                           --             --          3,296
      Depreciation                                             4,103          5,533        250,829
      Shares issued for services                              39,750             --        473,960
      Shares issued for settlement of debt                        --             --      1,465,849
      Shares issued for investment                                --             --        275,000
      Shares issued to acquire EKG Minerals Inc.                  --             --         15,000
      Shares issued for mineral asset                             --             --              1
      Loss on disposal and writedown of assets                    --             --        176,134

    Changes in operating assets and liabilities
      Accounts payable and accrued liabilities                (1,795)       (12,835)       286,906
      Due to related parties                                  48,223         45,628        249,396
      Notes Payable                                          (30,595)        22,493         56,970
                                                         -----------    -----------    -----------
Net cash provided by (used in) operating activities          (80,618)       (81,297)       651,077
                                                         -----------    -----------    -----------

Investing Activities
    Disposition (acquisition) of investments                      --        (15,000)      (374,272)
    Disposition (acquisition) of mineral claims                   (0)            --        (61,508)
    Minority interest in subsidiary                               (0)            --       (422,174)
                                                         -----------    -----------    -----------
Net cash provided by investing activities                         --        (15,000)      (857,954)
                                                         -----------    -----------    -----------

Financing Activities
    Advances from related parties                             34,443          8,632        (11,216)
    Advances from shareholders                                    --         56,362        129,106
    Proceeds from share subscriptions                             --         43,001        165,000
                                                         -----------    -----------    -----------
Net cash provided by investing activities                     34,443        107,995        282,890
                                                         -----------    -----------    -----------
Foreign exchange included in other comprehensive loss         43,277        (17,075)       (75,635)
                                                         -----------    -----------    -----------

Net Increase (Decrease) in Cash                               (2,898)        (5,380)           379

Cash, beginning                                                3,277         14,753             --
                                                         -----------    -----------    -----------
Cash, ending                                             $       379    $     9,373    $       379
                                                         -----------    -----------    -----------

Supplemental disclosure of non-cash transactions:
    Shares issued for services                           $    39,750    $        --    $   413,960


   (The Accompanying Notes are an Integral part of the Financial Statements)

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended November 30, 2008
(Expressed in U.S. dollars)
(unaudited)


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

     These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2008, the Company has a working capital deficit of $680,784 and has accumulated losses of $2,598,966 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.


2.   Summary of Significant Accounting Policies

     a)   Basis of Presentation and Consolidation

          These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Firstline Recovery Systems Inc. ("Firstline"), a company incorporated in the Province of British Columbia, Canada, on June 1, 1998 and its 66.67% owned subsidiary EKG Minerals Inc. ("EKG")a company incorporated in the Province of British Columbia, Canada, on October 8, 2004. All intercompany transactions and balances have been eliminated. The Company's fiscal year end is May 31.

     b)   Basis of Presentation

          In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

          Interim results are not necessarily indicative of results for a full year. The information included in this Form l0-Q should be read in conjunction with information included in the Form I0-K.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended November 30, 2008
(Expressed in U.S. dollars)
(unaudited)

2)   Summary of Significant Accounting Policies (continued)

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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended November 30, 2008
(Expressed in U.S. dollars)
(unaudited)


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

     j)   Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2008, the Company's comprehensive loss was $75,635 comprised was foreign currency translation adjustments of $70,847 and adjustment on the consolidation of EKG Minerals Inc. of $4,788.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended November 30, 2008
(Expressed in U.S. dollars)
(unaudited)

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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended November 30, 2008
(Expressed in U.S. dollars)
(unaudited)



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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended November 30, 2008
(Expressed in U.S. dollars)
(unaudited)


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

3.   Investments

     On February 3, 2008, the Company accepted consideration in the form of a mortgage on real property, for the subscription of 750,000 shares at a deemed value of $0.37 per share, for a total value of $275,000. The mortgage is registered at $300,000 which is due on demand after February 5, 2009, and carries an interest rate of 16% compounded monthly. The Company's intention is to liquidate the mortgage at the earliest reasonable opportunity to fund the Company. The mortgage has generated $38,516 in interest to November 30, 2008, which the Company has elected not to record in the financial statements until realization upon liquidation of the mortgage. The mortgage is a third mortgage against the property known as 2939 Shuswap Road, Kamloops, BC, Canada, and owned by Akal Forest Products Ltd. (Inc. No. BC0552200) and legally described as Lot C, DL 282, Kamloops Div., Yale District, Plan 37425 (PID No. 005-311-853).

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended November 30, 2008
(Expressed in U.S. dollars)
(unaudited)


4.   Property and Equipment

                                            Accumulated            Net Book
                             Cost $        Depreciation $           Value $

     May 31, 2008           295,842           250,829               45,013
     ----------------------------------------------------------------------

     May 31, 2007           295,842           246,726               49,116
     ----------------------------------------------------------------------

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

          At November 30, 2008, cumulative exploration costs on these mineral claims are $504,231 (May 31, 2008 - $485,133).


6.   Related Party Transactions

     (a) As at November 30, 2008, the Company owed $78,518 to various management and directors for funding of working capital. The amounts are unsecured, non-interest bearing, and due on demand.

     (b) As at November 30, 2008, the Company owed $66,429 to various shareholders of the Company for funding of working capital. The amounts are unsecured, non-interest bearing, and due on demand.

     (c)  See Note 7 and Note 9.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended November 30, 2008
(Expressed in U.S. dollars)
(unaudited)


7.   Notes Payable - Related Parties

     (a) On January 15, 2007, the Company issued a promissory note to a director of the Company for proceeds of $88,961 (CDN$99,636). The note is unsecured, due interest of 12% per annum, and due on demand. On January 26, 2007, $44,643 (CDN$50,000) was converted into common shares of the Company, and on January 31, 2008 $30,000 (CDN$30,000) was also converted into common shares of the Company. During the period between January 16, 2007 to November 30, 2008, the principal balance of the note has decreased by $6,774 (CDN $6,983). At November 30, 2008, principal balance of $95,735 (CDN$106,619) and accrued interest of $20,099 (CDN$22,454) remained outstanding.

     (b) On January 15, 2007, the Company issued a promissory note to a principal of the Company for proceeds of $100,833 (CDN$112,933). The note is unsecured, due interest of 12% per annum, and due on demand. On January 26, 2007, $44,643 (CDN$50,000) was converted into common shares of the Company, and on January 31, 2008 $30,000 (CDN$30,000) was also converted into common shares of the Company. During the period between January 16, 2007 to November 30, 2008, the principal balance of the note has increased by $74,325 (CDN $79,560). At November 30, 2008, principal balance of $175,158 (CDN$192,493) and accrued interest of $33,520 (CDN$36,977) remained outstanding.

8.   Notes Payable

     Between 2000 and 2004, the Company issued promissory notes for proceeds of $402,329 (CDN$459,540). The notes are unsecured, due interest ranging from 0-18% per annum, and due on demand. At November 30, 2008, principal balance of $86,649 (CDN$107,185) and accrued interest of $88,526 (CDN$109,506)
     remained outstanding.


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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended November 30, 2008
(Expressed in U.S. dollars)
(unaudited)



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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Overview

The following discussion and analysis of the operations, results, and financial position of Gemco Minerals Inc. ("Gemco","We" or the "Company"), for the six months ended November 30, 2008 should be read in conjunction with the November 30, 2008 Consolidated Financial Statements and the related Notes. These documents are available at www.sedar.com. The Company is traded on the Nasdaq OTC Exchange under the symbol GMML. The effective date of this report is December 15, 2008.

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


Our Current Business

Mining - Precious Metals

We are engaged in the acquisition and exploration of mineral properties in the Province of British Columbia. Our primary focus is the exploration of our Burns Group Property, located 45 miles east of Quesnel, British Columbia. Our plan of operations is to carry out mineral exploration activities at the Burns Group property as advised by a combination of professional recommendations located in historical documents as well as recent recommendations made in Gemco Minerals Inc. most recently published NI43-101 technical report for the property dated December 15, 2007.

We are an exploration stage company and all of our properties are presently in the exploration stage. To date, we do not have any commercially viable reserves on any of our properties. There is no assurance that a commercially viable mineral deposit exists on any of our mineral properties.

Further exploration will be required before a final evaluation as to the economic and legal feasibility of mining of any of our properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties.

We continue to expand our Burns Group property by acquiring strategically located mineral claims adjacent to our existing property. The most recent acquisition occurred in May and June 2006 when Gemco acquired an additional 2,792 acres (1,129 hectares) of mineral tenure to bring the Burns Group property to a total of 12,685 contiguous acres (5,134 hectares).

The Company first commenced its work program on the Burns Group property in June 2006. Trenching, geochemistry and SP geophysical surveys were conducted over soil anomalies near Oregon Gulch. Dip needle and SP geophysical surveys combined with general reconnaissance exploration in the vicinity of the Perkins Showing and Perkins Gulch were also reported. Assessment reports for the 2006 season were submitted to the Ministry of Energy, Mines and Petroleum Resources by Angelique Justason and Brad Davies.

In the 2007 and 2008 seasons, Gemco contracted Tenorex GeoServices to begin the expansion of the Burns Grid adjacent several surface workings and the historical Perkins showing where, in 1902, 10 tonnes of rock was processed and produced 311 grams gold as described in Gemco's NI43-101 report published in November 2007.
2.4 line kilometers (Lkm) of self-potential geophysical surveys over 9.0 Lkm of new grid were extended to the south of prior surveys completed in 2002 in an effort to locate an extension of the known mineralization: an assessment report outlining the findings and subsequent recommendations will be submitted to the Ministry of Energy, Mines and Petroleum Resources upon completion.

Robert "Ned" Reid, PGeo, and Angelique Justason published Gemco Minerals Inc. NI43-101 technical report titled "Summary of Mineral Exploration Activities at the Mount Burns Claim Group" dated December 15, 2007. On the recommendations of the NI43-101 technical report, Gemco is preparing for a trenching and surface diamond drill hole program to define previously outlined geochemical and geophysical anomalies and follow the anomalous "northwest trend" which extends from Mount Nelson to Mount Burns.

An internal report was also made by Tenorex GeoServices summarizing the professional recommendations of various geologists working on the property from 2000 through to 2007 in an effort to define a strategic and focused field program for the Burns Group Gold Property. With this report and the recommendations presented within the NI43-101 technical report an aggressive and detailed exploration program was outlined for the 2008 field season, some of which has been deferred to the 2009 season, and includes the following:


     o    Significantly expand the geo-grid on Burns Mountain
     o    Establish survey control on the property
     o    Trail upgrade and maintenance program
     o    Detailed geologic mapping
     o    50 line kilometers of self-potential geophysical surveying
     o Beep mat reconnaissance surveys of key areas at previously defined airborne geophysical anomalies in addition to surveying all roads and trails
     o Follow up on geophysical surveys with soil sampling, trenching and channel sampling projects
     o    Conduct a surface diamond drill hole program in key target areas
     o Expand grassroots prospecting to the more remote perimeter of the property
     o Compile all historical and current exploration / mining data into an online interactive map-server application for use by company geologists and the public

Detailed research and the compilation of archived historical reports and maps are also ongoing. Already the research has significantly advanced the knowledge and value of the Burns Group gold/silver property.

In June 2007, Gemco acquired of 66.67% of the outstanding shares of EKG Minerals Inc. ("EKG"). EKG is a British Columbia registered private company which holds 100% interest in the 1181.64 hectare (2920 acre) gold/silver 'Tom' claim group, also internally referred to as the 'Snowflake' property, located north of Oliver, BC. Tenorex GeoServices was contracted in the summer of 2007 to conduct assessment work on the property and a geophysical technical report was submitted to the BC Ministry of Energy and Mines upon completion of several days field work at the property. The Company plans to continue mineral exploration activities on the 'Snowflake' property within the next year.

Gemco also has 100% interest in two placer properties in the Cariboo region: namely the Hawk LPM (lease of placer minerals) located four kilometers from Barkerville and the Joytown LPM which is located near the headwaters of Cunningham Creek. A permit to conduct placer testing operations is currently being prepared for the Joytown LPM at Cunningham Creek for the 2009 field season.


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

The Company will also engage an independent firm to review Estero's report and prepare an in-depth 43-101 technical report to meet standards and requirements for raising capital. The Company has expended over $75,000 to date on its Mexico property for costs including; the environmental study, management of the claims, attainment of permits, consulting and regulatory fees. Further, a balance of $20,000 will be paid upon Black Stone Industries S.A. de C.V. receiving the final mining permits.

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

On December 2, 2008 Firstline announced it had entered into an Agreement (the Agreement) for the sale of ilmenite and magnetite industrial minerals (the Product) with R.A. Temple Inc. (Temple), a California corporation.

The Product will be sourced from Firstline's location in Sacramento, California, under its Exclusive Supply Agreement with Teichert Aggregate Inc. as announced May 27th, 2008, and will be sold under Firstline's Black Talon brand name.

Temple may purchase up to 7,000 tons of ilmenite and magnetite per annum, from the commencement date, on a pre-determined pricing framework for a period of five years. The commencement date of the first shipment shall be no later April 1, 2009, which provides time for Firstline to complete its California Air Regulation Board (CARB) standard approval for the use of this product as a blast medium and to establish a drying, screening and bagging plant at a nearby location.

Temple has supplied both blast abrasives and equipment to the metal finishing and water-jet cutting industry in the western region of the United States for over 28 years. As part of the Agreement, Firstline also grants Temple exclusive distributorship for the Product in the State of Nevada and Northern California.

Results of Operations - Gemco Minerals Inc.
Six Months Ended November 30, 2008

During the six months ended November 30, 2008 the Company recorded an operating loss of $109,438 as compared to an operating loss of $117,524 for the six months ended November 30, 2007, and recorded a net loss after other items of $140,303 as compared to a net loss of $142,116 for the six months ended November 30, 2007. This is a decrease in operating loss of $8,086 and a decrease in the net loss of $1,813. The net loss represents $0.0061 per common share. The Company incurred $109,438 in operating expenses which consist mainly of: mineral property costs of $19,099 (2007 - $40,883), management and consulting fees, including accruals and share issuance, of $66,000 (2007 - $36,000), investor relations of $9,750 (2007 - $5,000) and professional fees of $6,977 (2007 - $11,505). The Company also recorded other items totaling $30,865 for the six months ending November 30, 2008, which is for interest and bank charges. This is an increase of $6,273 compared to the $24,592 in other items for the six months ending November 30, 2007. The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing

Summary of Quarterly Results

                               2008        2008       2008        2008       2007        2007       2007        2007
                              30-Nov      31-Aug     31-May      29-Feb     30-Nov      31-Aug     31-May      28-Feb
                             ----------------------------------------------------------------------------------------
                                Q2          Q1         Q4          Q3         Q2          Q1         Q4          Q3
                             ----------------------------------------------------------------------------------------
Total revenue                    $ -        $ -         $ -        $ -         $ -        $ -         $ -        $ -
Income (loss) before
Other items                  (31,478)   (77,960)    (97,028)  (113,276)    (20,815)   (96,709)   (156,147)  (127,311)
Basic loss per share           (0.00)     (0.00)      (0.00)     (0.01)      (0.00)     (0.01)      (0.01)     (0.01)
Diluted per share              (0.00)     (0.00)      (0.00)     (0.01)      (0.00)     (0.01)      (0.01)     (0.01)
Net income (loss)            (46,964)   (93,339)   (110,768)  (123,423)    (30,974)  (111,142)    257,308   (187,433)
Basic per share                (0.00)     (0.00)      (0.01)     (0.01)      (0.00)     (0.01)       0.01      (0.01)
Diluted per share              (0.00)     (0.00)      (0.01)     (0.01)      (0.00)     (0.01)       0.01      (0.01)

As of November 30, 2008, Gemco had total liabilities of $681,163, which is an increase of $50,275 as compared to $630,888 liabilities recorded at May 31, 2008. The Company's liabilities consist of $36,527 in accounts payable, $78,518 due to related parties, $66,429 due to shareholders and $499,689 in notes payable, of which $324,513 are due to related parties. The increase in liabilities is due primarily to additional amounts loaned from related parties during the period net of adjustments in the U.S. exchange rate for amounts denominated in Canadian funds.

The Company's current assets at November 30, 2008, consisted of $379 in cash which reduced by $2,898 from $3,277 as at May 31, 2008. Total assets as of November 30, 2008 were $432,278 with mineral claims recorded at $111,886, equipment net of amortization at $45,013, and investments of $275,000 for the mortgage held on real property as disclosed in Note 3(b) of the financial statements.

Selected Annual Information

The following are highlights of financial data on the Company for the most recently completed three financial years:


                                                  Fiscal Year Ended May 31,
                                          --------------------------------------
                                             2008           2007          2006
                                          ----------    ----------    ----------
Loss before Income Tax                    $(376,307)    $ (97,937)    $(422,013)
Net Loss                                   (376,307)      (97,937)     (422,013)
Loss Per Share                                (0.02)        (0.01)        (0.02)
Total Assets                                439,279       174,319       198,460
Total Liabilities                           630,888       573,237       817,639


Liquidity and Capital Resources

The Company's assets are recorded at the lower of cost or market value. The total assets at November 30, 2008 were $432,278 net of amortization. The Company had a working capital deficiency of $680,784 at November 30, 2008 compared to a working capital deficiency of $627,611 as of May 31, 2008. The majority of Gemco's assets are long-term in nature and thus considered to be of lower liquidity. It is the Company's intention to liquidate the mortgage denoted above at the earliest reasonable opportunity to fund the Company. The Company's cash inflow has been generated mainly from shareholder loans, related party and short-term loans and subscription of common stock with minimal revenues and government incentive programs since inception.

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

                                     PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is currently named as a defendant or Respondent in two related legal proceedings. On the 15th of April, 2008 an action was commenced by a shareholder of Akal Forest Products Ltd. against a group of defendants, including Gemco Minerals Inc. In that action the plaintiff alleges that Gemco Minerals Inc. entered into a non-arms length transaction with Hunter Corey Babcock, an officer and director of Akal Forest Products Ltd. pursuant to which transaction Gemco sold to Babcock a number of shares in Gemco Minerals Inc. That sale was secured by a mortgage and assignment of rents against Lands owned by Akal Forest Products Ltd.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter the Company issued a total of 365,000 common shares on August 20, 2008 of which all shares were issued to four independent and non-affiliate accredited investors. This included 100,000 shares subscribed on April 12, 2008 for proceeds of $20,000 at a price of $0.20 per share, as well as 265,000 shares issued August 20, 2008 to three non-related parties for consulting services at the deemed price of $0.15 per share for a total value of $39,750

With respect to the unregistered sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were offered to sophisticated, accredited investors who were provided all of the current public information available on the Company.


Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None

Item 5.   Other Information. None

Item 6.   Exhibits

Exhibit
No.        Identification of Exhibit
-------    -------------------------------------------------------------------
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

DATE: January 9, 2009


By: /s/ TOM HATTON
----------------------
Tom Hatton, President, Director
and Chief Executive Officer