Form 10KSB/A
period 2008-05-31
Gemco Minerals, Inc.
filed 2009-03-05
CIK 1338118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MAY 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____ to _____

Commission file number:__________________

GEMCO MINERALS, INC.

(Exact name of small business issuer in its charter)

Florida	98-0582366

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#203 – 20189 56th Ave,
Langley, British Columbia	V3A 3Y6

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 866-848-2940
Securities Registered Under Section 12(b) of the Exchange Act: None
Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

          Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $0.

          The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 14,930,241 common shares at $0.08 = $1,194,419.

The Registrant has not been involved in any bankruptcy proceedings.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date. 23,015,839 common shares $0.001 par value issued and outstanding as of August 1, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in the Exhibit Index, Part III, Item 13, of this Annual Report

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Check if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Forward-Looking Statements

The information in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of test mining activities and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration activities, including test mining activities, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Geochemistry

Broadly defined as all parts of geology that involve chemical changes or narrowly defined as the distribution of the elements in the earth’s crust; the distribution and migration of the individual elements in the various parts of the earth.

Geology	The science that deals with the history of the earth and its life especially as recorded in the rocks; a chronological account of the events in the earth’s history.

Geophysics	The science of the earth with respect to its structure, components and development.

Mineral	A naturally occurring inorganic element or compound having an orderly internal structure and characteristic chemical composition, crystal form and physical properties.

Mineral	A mineral reserve is that part of a mineral deposit which could be

Reserve	Economically and legally extracted or produced at the time of the reserve determination.

Mineralization	Rock containing an undetermined amount of minerals or metals.

Oxide

Mineralized rock in which some of the original minerals, usually sulphide, have been oxidized. Oxidation tends to make the mineral more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals will be more readily dissolved.

Waste	Material that is too low in grade to be mined and milled at a profit.

PART I

Item 1. Description of Business.

Corporate Organization

The Company was incorporated in the State of Florida on August 21, 1997 under the name of Project I Corp. On October 18, 2001 the Company changed its name to Firstline Environmental Solutions Inc. and traded under the symbol FEMS. On July 18, 2002 Firstline Environmental Solutions Inc., conducted a reverse takeover with Firstline Recovery Systems Inc., which is now a wholly owned subsidiary of the Company. On March 24, 2006, the Company changed its name to Gemco Minerals, Inc. and in accordance with the name change, the Company’s common stock has assigned 368634 10 1 as its new Cusip Number and effective April 10, 2006, the Company’s trading symbol was changed to GMML. Our statutory registered agent’s office is located at #210 - 7695 SW - 104 Street, Miami, FL 33156 and our business office is located at #203 – 20189 56th Ave, Langley, BC, V3A 3Y6. Our telephone number is 866-848-2940.

Our Current Business

Mining – Precious Metals

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

The Company first commenced its work program on the Burns Group property in June 2006. A crew was deployed on the property with excavator and supporting equipment to prepare access, conduct permitted trenching and follow-up prospecting in the specified area know as Oregon Gulch/Foster Ledge. Trenching and rock sampling were conducted in the anomalous area of the ‘Foster’s East soil grid’ and geological mapping and prospecting is ongoing to expand targeted areas of interest.

Geologic mapping and channel sampling were conducted in the trenches while grassroots prospecting was conducted in the vicinity. Rock and soil samples were prepared and shipped to EcoTech Laboratory Ltd. in Kamloops, British Columbia. Analysis conducted included gold fire assay and multi-element ICP analysis; furthermore, the results were catalogued and plotted in Gemco Minerals Inc. database.

Assessment reports for the Foster’s East trenching and sampling programs, authored by Brad Davies (prospector), were submitted to the BC Ministry of Energy and Mines for assessment and filed into the BC mining records which were publicly released in November 2007.

A summary of all Gemco’s mineral and placer claims as of May 31, 2008 are as follows:

Tenure	Tenure			Map	Good To /		Mining	Area
Number	Type	Claim Name	Owner	Number	Renewal Date	Status	Division	Hectares

506325	Mineral	Burns Mountain	201413 (100%)	093H	2008/OCT 17	Good Standing	Cariboo	77.73
506328	Mineral	Burns Mountain	201413 (100%)	093H	2008/OCT 17	Good Standing	Cariboo	446.94
506333	Mineral	Burns Mountain	201413 (100%)	093H	2008/OCT 17	Good Standing	Cariboo	913.66
506335	Mineral	Burns Mountain	201413 (100%)	093H	2008/OCT 17	Good Standing	Cariboo	992.04
506336	Mineral	Burns Mountain	201413 (100%)	093H	2008/OCT 17	Good Standing	Cariboo	758.26
506337	Mineral	Burns Mountain	201413 (100%)	093H	2008/OCT 17	Good Standing	Cariboo	758.62
533053	Mineral	Burns Mountain	201413 (100%)	093H	2008/OCT 17	Good Standing	Cariboo	19.44
533317	Mineral	Burns Mountain	201413 (100%)	093H	2008/OCT 17	Good Standing	Cariboo	1,069.85
536356	Mineral	Burns Mountain	201413 (100%)	093H	2008/OCT 17	Good Standing	Cariboo	58.36
536403	Mineral	Burns Mountain	201413 (100%)	093H	2008/OCT 17	Good Standing	Cariboo	38.89
								5,133.79

374389	Placer	Joytown	201413 (100%)	093A094	2009/APR 7	Good Standing	Cariboo	69.50
514918	Placer	Hawk	201413 (100%)	093H	2009/JUN 21	Good Standing	Cariboo	45.70
								5,248.99

Further to the trenching and sampling program was a self-potential geophysical survey of a portion of the Foster’s East grid to test the correlation of gold-in-soils and suggested subsurface geology with the geophysical interpretation. A strong and exacting correlation was discovered between the soil anomalies and several subsurface geophysical anomalies, indicative of sulphide rich veining, were located. A detailed geophysical report was published by the contractor, Angelique Justason, and submitted to the BC Ministry of Energy and Mines for assessment which was publicly released in November 2007.

Robert “Ned” Reid, PGeo, and Angelique Justason published Gemco Minerals Inc. NI43-101 technical report titled “Summary of Mineral Exploration Activities at the Mount Burns Claim Group” dated December 15, 2007. On the recommendations of the NI43-101 technical report, Gemco is in the process of permitting a trenching and surface diamond drill hole program to define previous geochemical and geophysical anomalies and follow the anomalous “northwest trend” which extends from Mount Nelson to Mount Burns.

An internal report was also made by Tenorex GeoServices summarizing the professional recommendations of various geologists working on the property from 2000 through to 2007 in an effort to define a strategic and focused field program for the Burns Group Gold Property. With this report and the recommendations presented within the NI43-101 technical report an aggressive and detailed exploration program has been outlined for the 2008 field season and includes the following:

•	Significantly expand geo-grid on Burns Mountain

•	Establish survey control on the property

•	Trail upgrade and maintenance program

•	Detailed geologic mapping

•	50 line kilometers of self-potential geophysical surveying

•	Follow up on geophysical survey with soil sampling, trenching and channel sampling projects

•	Conduct a surface diamond drill hole program in key target areas

•	Expand grassroots prospecting to the perimeter of the property

•	Compile all historical and current exploration / mining data into an online interactive map-server application for use by company geologists and the public

Detailed research and the compilation of archived historical reports and maps are also ongoing. Already the research has significantly advanced the knowledge and value of the Burns Group gold/silver property.

In June 2007, Gemco acquired of 66.67% of the outstanding shares of EKG Minerals Inc. (“EKG”). EKG is a British Columbia registered private company which holds 100% interest in the 1181.64 hectare (2920 acre) gold/silver ‘Tom’ claim group, also internally referred to as the ‘Snowflake’ property, located north of Oliver, BC. Tenorex GeoServices was contracted in the summer of 2007 to conduct assessment work on the property and a geophysical technical report was submitted to the BC Ministry of Energy and Mines upon completion of several days field work at the property. The Company plans to continue mineral exploration activities on the ‘Snowflake’ property in the late autumn of 2008.

Gemco also has 100% interest in two placer properties in the Cariboo region: namely the Hawk LPM (lease of placer minerals) located four kilometers from Barkerville and the Joytown LPM which is located near the headwaters of Cunningham Creek. We are postponing any exploration on these two placer properties until we establish our drill program on the Burns Group property.

Mexico Operation

Gemco has entered into a 50/50 joint venture partnership with Mexican registered Canamex Corporation. Canamex has been in the precious metal extraction research industry over the last twelve years. Gemco’s initial joint venture with Canamex involves testing on a 250 hectare placer claim for its industrial minerals and gold values. The property has access and foreshore rights to the Pacific Ocean and is located on the Baja Peninsula of Mexico.

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

The Company will also engage an independent firm to review Estero’s report and prepare an in-depth 43-101 technical report to meet standards and requirements for raising capital. Estero has received an initial deposit of $10,000 USD and $10,000 USD is due with the submission of the executive report. Further, a balance of $24,000 USD will be paid upon Black Stone Industries S.A. de C.V. receiving the mining permits noted above.

Wholly Owned Subsidiary

Our wholly owned subsidiary, “Firstline Recovery Systems Inc.” (Firstline) continues in the business development for its magnetite natural mineral product trade named “Eco-Blast”, as well as its Ilmenite “Talon Blast Abrasive” mineral product. These are environmentally safe products used in the industrial abrasive industry as outlined further below.

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

Tests have shown these products to be effective replacements for more traditional blast mediums in terms of cost and performance and significantly superior in terms of environmental impact and recyclability. Powertech Labs Inc. conducted an analysis on the magnetite product, which approved the product for use by the BC Ministry of Environment and Parks. A number of comparison demonstration tests were also conducted by Ross-Rex Industries Inc. using Talon blast and competitive/alternative products and the results have been very positive as posted on Gemco’s website.

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

8. Going concern qualification

The Company has included a “going concern” qualification in the Consolidated Financial Statements to the effect that we are an exploration stage company and have no established sources of revenue. In the event that we are unable to raise additional capital and/or locate ore resources, as to which in each case there can be no assurance, we may not be able to continue our operations. In addition, the existence of the “going concern” qualification in our auditor’s report may make it more difficult for us to obtain additional financing. If we are unable to obtain additional financing, you may lose all or part of your investment.

9. There are penny stock securities law considerations that could limit your ability to sell your shares.

Our common stock is considered a “penny stock” and the sale of our stock by you will be subject to the “penny stock rules” of the Securities and Exchange Commission. The penny stock rules require broker-dealers to take steps before making any penny stock trades in customer accounts. As a result, our shares could be illiquid and there could be delays in the trading of our stock which would negatively affect your ability to sell your shares and could negatively affect the trading price of your shares.

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

Item 2. Description of Property

Burns Mountain Mineral Claims (Burns Group)

The Burns Group mineral claims are held 100% by Gemco and are being explored for lode gold occurrences of a type similar to those known to occur within the historical Cariboo Gold (Wells – Barkerville) mining camp. Our Burns Group project consists of 10 contiguous mineral claims totaling 12,696 acres (5,134 hectares). The property lies in the Cariboo Mining District, approximately 10 kilometers west of the past producing Cariboo Gold Quartz, Island Mountain and Mosquito Creek gold mines located at the town of Wells, British Columbia.

The Burns Group property is underlain by meta-sedimentary rocks of the Barkerville Terrain and contains known auriferous, fault related, quartz vein structures. The property covers the eastern edge of a “linear” belt which coincides with the limits of the Lightening Creek placer camp. Due to the significant amount of placer gold production from the Stanley/Lightening Creek area, the Burns Group property is considered a key target for tracing the source of the placer gold of the region. Limited historical lode gold production has been reported at workings located on the property. Gemco Minerals Inc. is currently engaged in grassroots exploration activities to better define and locate possible extensions of the known mineralized areas while searching for new discoveries.

Gemco’s exploration approach has been to employ qualified personnel who are familiar with the history and geology of the area to assess the merits of the historical workings as well as conceive new targets for exploration. The company’s GIS staff are currently building a database of historical data and combining it with current exploration findings. Geological, geophysical and geochemical technical works have, to date, defined two areas which warrant a more intensive exploration program. The two areas of current primary interest are the Foster’s East soil grid gold anomalies and the sulphide rich quartz vein structures of the Perkins Gulch area.

There are no parks located on the claims which would interfere with the exploration for or the exploitation of any mineral deposits that might be found here; however, a narrow conditional reserve is located along the old Cariboo Waggon Road gold rush trail from Stanley to Barkerville: the historic trail surface is protected from being “interfered with” along a 200 meter wide zone of the road, or 100 meters on each side of the road from the centerline. A no staking reserve is also located to the northwest of the Burns Group property along Highway 26: the reserve is about 500 meters by 500 meters in size. Gemco Minerals Inc. is not currently aware of any environmental liabilities pertaining to the Mount Burns Claim Group and there are no disputes as to title or liens registered on the property.

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

Location and Access

The Burns Group project is located in the Quesnel Highland area of the Interior Plateau in the Province of British Columbia, as depicted in Figure 1 below.. The property is situated within NTS area 93H/04, TRIM areas 93H002 and 93H003; centered approximately at 53° 03’ North latitude and 121° 38’ East longitude. The claims are in the Cariboo Mining District.

Access to the northern portion of the property is via Highway 26 (Wells/Barkerville Highway) which transects the northwestern portion of the claims a distance of 10 Km west from the Town of Wells or 70 Km east of Quesnel. Additional access is via the deactivated ‘72F’ forest service road which heads south from the Stanley loop road, and joins into the historic Cariboo Waggon Trail. Though limited, several deactivated forest service roads and numerous ATV accessible trails provide additional access.

The original tenure area has been converted to “cell” units under the rules and regulations of the Mineral Title Act, hence physical boundaries no longer exist. With conversion to “cell” units the value of exploration and development required to maintain a mineral claim for one year is at least $4 per hectare during the first, second and third anniversary years and $8 per hectare for each subsequent anniversary year.

Figure 1: Burns Group Mineral Property Location Map (drafted by A.Justason Nov.2007)

Exploration History (from Gemco’s 2007 NI43-101 Technical Report)

The following is a general summary of the historical work conducted at Mount Burns and Oregon Gulch (in the vicinity of the Foster’s East grid) as reported by Gemco’s most recent NI43-101 Technical Report and company personnel.

Mount Burns:

The Mount Burns area includes historical workings including numerous shafts, adits and tunnels such as the Burns Long Crosscut, the Standard Mine, the Cohen and the Perkins. Numerous opencuts and trenching occur near or at these workings and reverted crown granted lands occur across the property.

•	1870’s discovery of auriferous quartz veins

•

1878, J.C. Beedy selectively mines veins from surface and processed some ore using a quartz mill at Van Winkle. The veins, oriented 195°-205°/70°W, contained gold in association with pyrite and galena across of about one foot.

•

1880, J. Reid acquired the property after the death of J.C. Beedy; the Reid Adit was driven as a crosscut to intersect the Beedy veins 75 feet below the surface showings. The adit was collared at an elevation of 5062 feet and driven on an azimuth of 108° for a distance of 387 feet. A quartz vein (probably the central vein) about one foot in width, striking 205° and dipping 62°NW was drifted to the north for 20 feet at a distance of 337 feet from the portal. A raise was driven to surface and, probably, some [stoping] was carried out on the vein.

•

The Cohen veins, 1500 feet northeast of the Perkins veins were mined prior to 1885. Workings, between elevations of 5250 and 5300 feet, consist of several open cuts with associated shafts and mine dumps. C. Fuller indicated that the shaft on the Cohen Incline was 70-90 feet deep. The open cuts were driven into the hillside along strike of veins less than one foot in width and with orientations 065°/75°SE, 205°/65°W and 190° dipping steeply to the west. The veins contain high grade gold mineralization in association with galena, pyrite and sphalerite.

•

Work on the Galena vein, located at an elevation of 5190 feet and about 700 feet northeast of the Perkins veins, was probably also carried out at about his time. The original workings consisted of a mine dump, an open cut driven northwest for eighty feet and a shallow drift of a vein oriented 230°/55°NW for eighty feet.

•	1885, E. Perkins selectively mined the Beedy veins and processed ore using an arrastre for a number of years.

•	1902, C.J. Seymour Baker and A.J.R. Atkins recovered about ten ounces of gold from ten tons of ore treated at the Government Reduction Works near Barkerville.

•	1919, C.J. Fuller and D. Hawes acquired the property after the death of E. Perkins.

•

1932, Burns Mountain Gold Quartz Mining Company Ltd acquired the property and extended the Reid Adit fifty feet and drove the Burns Mountain Adit as a crosscut to intersect the Perkins veins 275 feet below the surface showings. This adit was collared at an elevation of 4844 feet and driven 1743 feet on an azimuth of 327° and 420 feet on an azimuth of 284°. A vein striking 197° and dipping 70°W was intersected 150 feet west of the Perkins showing and on to the north for 127 feet.

•	R.E. MacDougall, W.E. North [and] J.J. Gunn [of Wells relocated the ground after the Burns Mountain Quartz Mining Company Ltd. allowed the property to lapse].

•

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

•	1979, L&G Resources Ltd contracted C. Ball to conduct one day of field work on the property (Ball, 1979).

•

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

•

About 1990, M. Poshner excavated the main showings. The Perkins area is a trench twenty feet deep and six hundred feet in length. The galena vein is a trench about three hundred feet in length. The Cohen veins are in a stripped area about 600x150 feet in size.

•	In 1990, Tom Hatton(Gemco’s President) discovered an 8.5 ounce gold nugget at Burns Creek which was recorded and published in the B.C. mining records.

•

Firstline Recovery Systems Inc. purchased ‘Burns 1’ mineral claim from Doug Merrick of Wells, B.C. in 1998 and staked more property in 1999. Firstline carried out some surface prospecting, completed an orientation – type soil geochemistry survey of about 150 samples covering the area between the Perkins, Cohen and Galena showings and ran several magnetometer and VLF geophysical survey lines across the Perkins and Galena showings. Vein structures show a distinct VLF signature.

•

In 2002, 7.74 line kilometers of existing grid was surveyed by Angelique Justason to search for self potential geophysical signatures in the vicinity of the historical Cohen, Beedy and Galena showings. The resulting data was analyzed and presented to the previous owner in the form of a preliminary map and personal communications.

•	In 2005, Gemco Minerals Inc. acquired the Mount Burns Claim Group

•	In 2006, a small 0.95 line kilometer self potential survey occurred near Dry-up Gulch.

•	2007 saw a 4.3 line kilometer expansion of the 2002 Burns grid located at the Perkins/Beedy and Galena showing

•	In 2007, Gemco obtained mineral rights to the Standard Mine site when a legacy claim at L62-64 expired

•	This season (2008) physical work continues with the expansion of the Burns grid in preparation for a self potential geophysical survey and other works.

Oregon Gulch:

The Jones and Foster ledges in Oregon Gulch consist of upper, lower and eastern adits, the Foster shaft as well as several open cuts.

•	1870’s, discovery of veins with gold

•

1877, trenches on veins between elevations of 4560 and 4570 feet; Foster shaft collared at about 4585 feet [and located] above the west branch of Oregon Gulch, driven 352° for 217 feet and followed by an additional 80 feet of crosscutting and drifting; several veins oriented 190°/70°W and less than a foot in width were found containing pyrite, galena and sphalerite. The veins are parallel in strike to a prominent fault dipping moderately east in underground workings.

•

1933, Foster Ledge Gold Mines Ltd drove the lower and eastern adits; lower adit driven 065° for 75 feet and 123° for 170 feet; at 32 feet back of the face a vein was drifted on for 43 feet to the northeast; the vein is less than 0.5 feet in width, oriented 025/80NE, and barren looking but contained some gold. Eastern adit driven 343° for 168 feet and 324° for 83 feet; at 23 feet back of the face a crosscut was driven on 058° for 60 feet and then 290° for 50 feet; veins less than 0.5 feet in width and oriented 202°/70°W and [218°/62°NW] were found at a distance of 70 feet and 118 feet respectively, from the portal; a fault several feet in width striking 165°-170° and dipping 60°-70°W was located at a face.

•	In 1983 a ground magnetometer survey was conducted by D. Plenderleith for Gold Point Resources Ltd. (Davies, 2006).

•

1987 saw 63.0 line kilometers of cut line put in on an older property adjacent to and covering Gemco Minerals Inc. current tenure 506325. Approximately 5 line kilometers of that grid covers current tenure and it appears that the 1987 0+00 baseline is the baseline of Gemco’s current ‘Foster’s East’ grid. The 63.0 line kilometer grid saw soil sampling, VLF-EM and ground magnetometer surveys completed: details are reported in Borovic’s 1988 assessment report #18011.

•	Firstline Recovery Systems Inc. acquires mineral tenures and begins work in 1998.

•	1999 involved field reconnaissance and prospecting over the Oregon Gulch area. Soil samples mark mineralized structures. More claims staked.

•

2004 saw a busy field season with a 13.07 km ‘Foster’s East’ grid established and a total of 766 soil samples (Reid, 2005) taken and submitted for multi-element ICP and fire assay for gold and silver. The assays from EcoTech Laboratory Ltd. returned anomalous gold-in-soils values which outlined several linear gold-in-soils anomalies as discussed in Firstline Recovery Systems Inc. 2004 assessment report #27684.

•	Firstline Recovery Systems converted of all their mineral tenures into cells in the spring of 2005 (pers. comm., Hatton, 2006).

•	Gemco Minerals Inc. acquired Mount Burns claim group from Firstline Recovery Systems Inc. in the summer of 2005.

•	In 2006, a self potential geophysical survey of 1.1 line kilometers of the Foster’s East grid showed correlation with 2004 exploration program and provided further targets for the company

Physiography and Geology (from Gemco’s 2007 NI43-101 Technical Report)

The project area lies in the forested mountain region located southwest of the Jack of Clubs Lake and is situated within the Quesnel Highlands on the eastern margin of the Interior Plateau. Elevations range from 1200 meters in the Stanley – Lightening Creek area to approximately 1680 meters at the mountain tops. Mountain summits are generally rounded, having been glaciated by continental ice sheets during the Pleistocene Epoch. Glacial till is the most widespread surficial deposit in the area. Areas of rock exposure are generally limited to fault related bluffs and, to some extent, mountain summits and road cuts. Drainage of the area is mostly within mossy draws which in several places lead into gold bearing placer creeks: these placer bearing creeks have been extensively worked and hydrauliced in the past. Less destructive means of placer exploration operations continue today. The area is in a moist climatic belt, subject to heavy snowfall in winter and generally rainy conditions in summer. The District of Wells can see winter accumulations of snow from about eight to over twenty feet. The area is usually snow free from late May to early November, providing Gemco Minerals Ltd. a four or five month window for an exploration season where the ground can be readily accessed. The Wells area is generally well forested; hillside slopes are dominated by spruce, pine, sub-alpine fir, accompanied by alders and other deciduous foliage on lower, wetter slopes flanking river valleys. At the Mount Burns Claim Group alone, it is estimated...that greater than 75% of the pine trees are presently dead standing due to the destructive nature of the pine beetle on the trees of the area over the past 6 years. Prior to 2002, no pine beetle kill was observed in the immediate area (pers.comm. Angelique Justason, 2006).

The petrology at the Mount Burns Claim Group is somewhat defined though detailed structural understanding of the property is not yet completely clear. The majority of the property is covered in glacial drift which limits outcrop exposures to the prominent north-south trending bluffs, the tops of ridges and divides, the steep slopes of hydrauliced creeks, road cuts and already worked, stripped and/or trenched ground. Some areas of glacial drift are defined in historic placer records as being up to 120 feet thick in places and sporadic with no consistent depth which could be in direct relationship with the ancient kettle topography of the last glacial retreat.

The rocks found at the property generally consist of foliated, gritty to fine grained quartzites ± sericite and finely laminated siltstone and phyllite ± sericite. Alteration of the country rock is spotty and generally chloritic. Silicification of the country rock is apparent in areas usually adjacent to fault structures. Carbonaceous to calcareous siltstones have also been observed. Holland’s description of the local area’s geology is believed… to be the most prolific; and, taken partially out of context, is quoted as follows:

“The Stanley area is underlain by a succession of metamorphosed sedimentary rocks belonging to the Precambrian Richfield formation...The area straddles the regional anticlinal axis which has been mapped previously (Johnston and Uglow, 1926 p. 31) as running between Mount Amador and Mount Nelson”. [NOTE:Struik has moved the anticlinal axis slightly to the southwest and has differentiated the main units as the Eaglesnest succession and Harveys Ridge succession within the Paleozoic Snowshoe Group of the Barkerville Terrane].

“Quartzite, in almost bewildering variety, is the predominating rock in the area. It displays variations in colour from white and light grey, through medium grey, brown, to black; in granularity from fine quartzite to coarse grits with interbeds of metamorphosed pebble conglomerate; in composition through admixture with varying amounts of dark argillaceous material; and in fissility either through variations in amount of mica developed in the rock or through the rock’s relation to the axial plane and minor folds. Individual beds, ranging from a fraction of an inch to several tens of feet in thickness, are interbedded with others which may vary in colour, granularity, and general composition.”

“Dominantly argillaceous rocks are considerably less common than quartzites. They are present as black slate and dark schistose quartzitic argillite, grey argillaceous schists, and as thin partings and interbeds of dark argillaceous material in a dominantly quartzitic succession. The grey colours of most quartzites are due to the variable content of dark argillaceous and, in some instances, graphitic material.”

“For the most part the rocks are not calcareous. The few thin limestone beds could not be traced for any great distance and their correlation was not possible. Many of the rocks have a low to moderate amount of carbonate mineral which, when determined, was found to be ankerite.”

“Green chloritic schists, some weathering brown and some exceedingly brightly coloured, are also present. Some chloritic schists contain thin layers and lenses of grey or white limestone. In several places pale, greenish-grey quartzite schists are exposed; their green caste evidently is a result of the development of small amounts of chlorite.”

“The rocks represent a sedimentary succession that has been subjected to regional metamorphism. Cleavage, in varying degrees of perfection, is developed in all rocks and is the result of the oriented development mainly of sericite and less commonly of chlorite. The perfection of the cleavage depends primarily on the initial composition of the rock and the amount of argillaceous material that was available to form mica. To a lesser extent the position of the rock in relation to the axial plane of a fold contributes to the degree to which the cleaner, more massive quartzites are cleaved.”

In respect to cleavage, the term, “flaggy quartzite” is mentioned by Holland, Johnston and Uglow. This terminology was a bit of a mystery to Mr.Reid, until examination, but now believes this term applies to rocks that are cleaved into relatively flat slabs, or “flagstone” like material. Mr.Reid, in his traverses, did not find a sufficient amount to be of commercial interest.

Deposit Types (from Gemco’s 2007 NI43-101 Technical Report)

There are currently four “types” of gold bearing “deposits” within the Cariboo Gold Mining District:

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

Quartz veining within the “camp” has historically been designated as either “A” veins (those being sub-parallel the north westerly trending strata and are usually of greater extent) “B” veins, which within the mines are either transverse (right angles to stratigraphy), or oblique, which cut stratigraphy but are at right angles to the northerly trending faults. The “B” veins have been interpreted as tension fracture filling possibly following the Riedel shear model. Skerl (1948) states that “continued movement [along the northerly trending faults] opened up both groups of these fractures enabling mineral solutions to invade the broken zones near both the north – south and the “bedded” faults and produce auriferous quartz-pyrite veins. Some mineralization took place within the faults themselves.”

Gemco Minerals Inc Exploration on the Property

Gemco commenced exploration on the Burns Mountain mineral claim group in June 2006 and has continued thereon. A crew was first deployed on the property with an excavator and supporting equipment, to conduct trenching and channel sampling in the anomalous area of the Foster’s East soil grid. Additional reconnaissance exploration was conducted and included a dip needle survey, self potential geophysical surveys, prospecting and rock geochemistry. Also in 2006, technical reports were submitted to the BC Ministry of Energy, Mines and Petroleum Resources for assessment purposes. The most recent works on the property include the expansion of the Burns grid in preparation for further self potential geophysical surveying as well as trenching and sampling of previous self potential geophysical anomalies on that grid. Ground truthing and historical research in an effort to build the company’s GIS database and to expand the targeted areas of interest. Further, trail upgrade and drill pad construction at Foster’s East and Perkins Gulch will be conducted and geological mapping and prospecting is ongoing.

Other Properties

On Gemco’s two placer properties, firstly, the Hawk LPM (lease of placer minerals) is located near Barkerville, British Columbia and is recognized as a deep ground area, which will require extensive testing. Secondly, the Joytown LPM which is strategically located near the head of the historically famous Cunningham Creek. The previous property operator undertook some testing and found gold values that warrant a more extensive testing program. Both of these properties will require extensive testing prior to further mining activities.

In June 2007, Gemco acquired of 66.6% of the outstanding shares of EKG Minerals Inc. (“EKG”). EKG is a British Columbia registered private company which holds 100% interest in the 1181.64 hectare (2920 acre) gold, silver ‘Snowflake’ property located north of Oliver, BC. Prospecting, geochemical sampling, grid establishment and geophysical surveying was conducted in the summer of 2007 and a technical report was submitted to the BC Ministry of Energy, Mines and Petroleum Resources.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Overview

Our common shares are quoted on the OTCBB (Over the Counter Bulletin Board) exchange sponsored by the NASDAQ (National Association of Securities Dealers) under the symbol GMML and the registrar and transfer agent for our common shares is, Interwest Transfer Co. The following table indicates the high and low bid prices of our common shares during the periods indicated:

QUARTER ENDED	HIGH BID	LOW BID
Aug 31, 2006	$ 0.26	$ 0.10
Nov 30, 2006	$ 0.15	$ 0.07
Feb 28, 2007	$ 0.25	$ 0.07
May 31, 2007	$ 0.29	$ 0.10
Aug 31, 2007	$ 0.25	$ 0.10
Nov 30, 2007	$ 0.09	$ 0.07
Feb 28, 2008	$ 0.13	$ 0.05
May 31, 2008	$ 0.10	$ 0.06

The source of the high and low bid information is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

As of May 31, 2008, the Company had 23,015,839 common shares issued and outstanding that were held by approximately 79 registered holders and an unknown number of additional holders whose stock is held in “street name.”

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

Name		No. of Warrants	Exercise Price	Expiry Date

1	Evan Brett	40,000	$ 0.50	December 31, 2008
2	Mark Hague	80,000	$ 0.50	December 31, 2008
3	Joyce Stevens	10,000	$ 0.50	December 31, 2008
4	Daniel Y W Lee	20,000	$ 0.50	December 31, 2008
5	Patrick Smith	20,000	$ 0.50	December 31, 2008
6	Greg Stevens	10,000	$ 0.50	December 31, 2008
7	Chen Pik Kuan	20,000	$ 0.50	December 31, 2008
8	Franz Harpain	10,000	$ 0.50	December 31, 2008
9	Jonn Randel	20,000	$ 0.50	December 31, 2008
10	David Binder	40,000	$ 0.50	December 31, 2008
11	Merrill Masson	10,000	$ 0.50	December 31, 2008
12	Bernhard Strotmann	20,000	$ 0.50	December 31, 2008
13	Anita Strotmann	20,000	$ 0.50	December 31, 2008
14	Gloria Andrada	20,000	$ 0.50	December 31, 2008
15	Rogelio Andrada	10,000	$ 0.50	December 31, 2008
16	Angela Manetta	10,000	$ 0.50	December 31, 2008
17	Charity Jalbuena	20,000	$ 0.50	December 31, 2008
18	Ted Weir	60,000	$ 0.50	December 31, 2008
19	Alex Rogalsky	20,000	$ 0.50	December 31, 2008
20	Janet Cox	20,000	$ 0.50	December 31, 2008
21	Tetyana Ribnitska	10,000	$ 0.50	December 31, 2008
22	Khaled Azzam	10,000	$ 0.50	December 31, 2008
23	Avril Betts	10,000	$ 0.50	December 31, 2008
24	Igor Solodchenko	10,000	$ 0.50	December 31, 2008
25	Tetyana Ribnitska	20,000	$ 0.50	December 31, 2008
26	Great West Mgmt	150,000	$ 0.30	January 31, 2010

	Total	690,000

Securities Authorized for Issuance Under Equity Compensation Plans.

The Company does not currently have an equity compensation plan as tabulated in the table below outlining the Equity Compensation Plans as at May 31, 2008 year end.

	Number of securities to	Weighted average
	be issued upon exercise	exercise price of	Number of securities
	of outstanding options,	outstanding options,	remaining available for
Plan category	warrants and rights	warrants and rights	future issuance

Equity compensation plans
approved by security	0	0	0
holders

Equity compensation plans
not approved by security	0	0	0
holders

Total	0	0	0

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following analysis of the results of operations and financial condition of the company for the period ending May 31, 2008 should be read in conjunction with the company’s financial statements, including the notes thereto contained elsewhere in this form 10-KSB. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Selected annual information

	May 31, 2008	May 31, 2007

Revenues	Nil	Nil
Net Loss	$376,307	$97,937
Loss per share-basic and diluted	$0.02	$0.005
Total Assets	$439,279	$174,319
Total Liabilities	$630,888	$573,237
Cash dividends declared per share	Nil	Nil

As of May 31, 2008, Gemco had total liabilities of $630,888 consisting of $38,322 in accounts payable and accrued liabilities, $66,429 due to shareholders, $205,771 in notes payable and $320,365 due to related parties. Liabilities increased approximately $57,651 from 2007 due primarily to the following: an increase in amounts due to related parties of $101,907 from a combination of amounts loaned to the Company as well as wages and expenses accrued less $86,547 of debt converted to 432,737 common shares at $0.20 per share; less $38,496 decrease in accounts payable and a decrease of $32,108 in shareholder loans.

Gemco’s current assets at May 31, 2008, consisted of $3,277 in cash which decreased by $11,476 from $14,753 as of May 31, 2007. Total assets as of May 31, 2008 were $439,279 with Mineral claims recorded at $111,886, equipment recorded at $49,116 net of depreciation and investments recorded at $275,000 for a mortgage held on commercial property, as disclosed in note 3 of the financial statements.

Revenues
No revenue was generated by the Company’s operations during the years ended May 31, 2008 and May 31, 2007.

Net Loss
The Company’s expenses are reflected in the Consolidated Statements of Operations under the category of Operating Expenses. To meet the criteria of United States generally accepted accounting principles (“GAAP”), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

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

Plan of Operation

The Company’s ability to emerge from the exploration stage to conduct mining operations on its mineral properties, and to develop and market its industrial abrasive products, are dependent in large part, upon our raising additional equity financing.

The Company is determined in its mandate to exploit its assets and will continue to pursue raising capital as outlined in its SB2 prospectus filing. The use the proceeds from the prospectus offering will primarily finance the drilling program for Burns Mountain and provide the necessary working capital to expedite our works program on the Mexican properties and develop and market its industrial abrasives.

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

Our planned geological exploration program is described further in the section of this Annual Report on Form 10-KSB entitled Description of Properties – Burns Mountain Project. The actual amount that we spend on exploration will depend on the actual amount of funds that we have available for exploration. We are presently seeking the sufficient financing to enable us to proceed with these plans and will require additional financing if we are able to proceed with further exploration plans.

Mexican Operation – 4 Amigos

Gemco is continuing its initial phase of geological works and testing to confirm the quantity and attributes of the ilmenite and magnetite minerals at the Gaudalupana 1 and 2 mineral property, internally referred to as the 4 Amigos mineral property. Such works described will be completed within the next quarter upon which Gemco will engage one or more independent qualified persons to prepare an in depth geological report to support project financing. The modified as exploration and testing results become available. Modifications to our plans will be based on many factors, including: results of exploration and testing, assessment of data, weather conditions, exploration and testing costs, the price of precious metals and industrial minerals and available capital. Further, the extent of our exploration programs that we undertake will be dependent upon the amount of financing available to us. We do not have any commercially viable reserves on any of our properties.

Figure 2: Location map of the Four Amigos Property in Baja California, Mexico. (drafted by Michael Dawson, April 2007)

The 4 Amigos mineral property is located approximately 100 kilometers southeast of Ensenada, Baja California, Mexico. Access to the property is obtained by travelling south on Mexico Route 1 for approximately 120 kilometers to Punta Colonet. The eastern margin of the mineral claim is located 6 kilometers east of Punta Colonet, is centered at 31° 5.73647’ N latitude, 116° 1.42187’ W longitude and is accessible by unpaved roads east of the town. The 4 Amigos claim encompasses an area of 1366 acres along a 27 kilometer long section of the Rio San Rafael; a dry arroya river bed with alluvial sediment (<3 meters deep) containing magnetite and ilmenite sand particulate. The surrounding bedrock consists mainly of Cretaceous aged metasediments to the east and igneous intrusives to the central and western reaches of the property with lesser and spotty exposures of Cretaceous aged extrusives.

The property is under option from Minera Canamex, S.A. Gemco has incorporated a wholly owned subsidiary in Mexico, named Black Stone Industries S.A. de C.V., which will carry out all future business activities on behalf of Gemco in Mexico. Also, to note, in Mexico placer and mineral claims are one in the same and are said to be mineral. In order to maintain the property, semi annual tenure fees are paid to the Mexican Federal Government, and are paid in full by Gemco Minerals Inc. as required.

To date, there has been no mining conducted on the property, although basic exploration works have been conducted at the property by Gemco Minerals Inc. to confirm the presence of magnetite and ilmenite at the property. Equipment was rented for the digging of the test pits and no equipment or plant is currently owned by Gemco Minerals Inc for the purpose of exploration or proposed future mining activities at the 4 Amigos mineral claim. Further exploration activities are required. Future plans, besides extensive exploration of the ground, include the construction of a concentrating plant which could be powered by a 3-phase power line which runs through the property; although, it is more likely that the plant will be powered by a diesel gen-set.

No known geological reports exist for the property and no known mineral exploration activites are known to have been conducted at the property prior to Gemco Minerals Inc involvement. The property is currently in exploration stage and no known reserves exist at the 4 Amigos mineral claim. To date a total of $82, 880 has been spent in maintaining and exploring the property; and $80,000 is proposed to be budgeted for exploration works on the property in the coming year.

Expenditures on property to date:

ITEM	COST ($USD)

Geological Assessment works and permitting	$46,200
Prospecting	$27,260
Equipment Rental	$3,300
Technical consulting and sampling	$6,120

TOTAL	$82,880

Other Mining Properties - Snowflake

Secondary to the Burn’s Group hard rock property, the Company will also focus on establishing an exploration program on its newly acquired gold and silver property, “Snowflake”, in Oliver, BC. The Company acquired a 66.6% controlling interest in the property last year, and has initiated a reconnaissance program at this time.

The Snowflake Property, registered with Mineral Titles as the Tom Group, presently consists of fifty six cells over four tenures and 1181.66 hectares of land which is located a few short kilometres northwest of Oliver, British Columbia. 100% owned by EKG Minerals Inc., the nearly 1182 hectares of contiguous mineral tenure is located entirely within NTS map sheet 082E/04 and is centred at approximately UTM Zone 11U 310500E, 5454500N (NAD 83). The operator at the property is Gemco Minerals Inc. The property lies within the Osoyoos Mining District’s boundary.

Access to the heart of the property is obtained from Oliver by turning north onto Fairview White Lake Road from the Fairview townsite monument and picnic site, located generally west of Oliver, British Columbia. The Snowflake Property’s southern boundary is located at about 2.5 kilometres along the Fairview White Lake Road. Fairview White Lake Road passes through some three kilometres of the property and access to the west and east portions of the property are provided by several trails stemming from Sawmill Lake Road which are both 2-4 wheel drive and ATV accessible or via permission of the private property owners which lie mostly on the east side of Fairview White Lake Road. Vehicular access is readily available to most areas of the property via the vast network of gravel to hard pack dirt trail systems throughout the area.

The Snowflake Property is located on the eastern margin of the Thompson Plateau in the Okanogan Valley. Elevations at the property range from about 600 meters to nearly 900 meters above sea level. The terrain of the property consists of moderately steep to rounded bulbous hills with flat to gently sloped fertile grassland valleys. The natural vegetation of the this region consists of Ponderosa Pine, Douglas Fir, Bluebunch wheat grass as well as other lowlying brush and succulents.

Figure 3: Property Location Map for the Snowflake Property, near Oliver, BC, Canada.

DiSpirito (1988) generally describes the property geology as follows:

The general area... lies within the central part of the Okanagan Plutonic and Metamorphic complex. The oldest rocks on the property are the Carboniferous Kobau Group which comprises a great thickness of metamorphosed stratified rocks mainly of sedimentary origin. These include schists, gneiss, phyllites, quartzites, and greenstones. The quartzite members are thinly bedded and commonly micaceous or graphitic. The schists are usually fine grained, siliceous and arnicaccous, but others contain chlorite, hornblende, graphite, and talc. The associated greenstones are variously sheared. The Kobau Group forms a lenticular zone in contact with the Nelson Plutonic rocks to the south and with the Valhalla Plutonic rocks to the northwest.

The claims of this report are primarily underlain by a calc- alkaline intrusive complex of three distinct phases of quartz monzonite composition. A Biotite-Hornblende Quartz Monzonite was termed “Oliver Syenite” and a Porphyritic-Biotite Quartz Monzonite was termed “Oliver Granite” by Bostock (1940). The third distinct phase is a Moscovite-Garnet Quartz Monzonite. The three main phases are of Cretaceous Valhalla Plutonic age. Dioritic rocks and fine-grained dykes may comprise two additional phases. In the area of the property, the Valhalla Plutonic rocks intrude the Kobau Group rocks.

Structurally, the rocks trend northwesterly in the area; however, crosscutting northeasterly faults and shears also occur. The dips are variable and the shearing is frequently contorted and drag- folded. Quartz veins and veinlets often occupy tension fractures.

Metamorphism and metasomatism are evident in the sheared metasediments and are considered to be favourable host for gold- bearing, quartz-filled vein zones.

The 2007 reconnaissance exploration project at the Snowflake Property concentrated on these known gold bearing, silica rich veins while in search of new prospects.

DiSpirito (1988) goes on to explain the deposit types and mineralization as follows:

The ore deposits of the Fairview Camp occur in three ways:

1.	quartz veins in schists conforming closely to the strike and dip of the schistosity
2.	quartz veins in the schist crosscutting the schist in dip and strike
3.	quartz veins emplaced in the granite which do not have an apparent general direction of dip and strike.

The third type of deposition is predominate on the Claims examine for this report. These Veins range from near horizontal to subvertical within relatively short distances. Several veins in the granitic rocks are fairly persistent (60 meters or more) along strike.

Examples of veins within the Valhalla Plutonic rocks (“Oliver Granite”) are the Susie and Standard Mines ... The Susie vein consists of a wide, flat-lying vein striking near the shaft at approximately N 10 degrees E and dipping about 25 degrees SE. The apparent width of the Susie vein, where exposed, ranges from 3 to 4.6 meters.

The past-producing Standard Mine ... quartz vein ... is hosted by the “Oliver Granite” and strikes approximately N 40 degrees E and dips 65 degrees to the southeast. The gold and silver occur along small fractures within the quartz vein which varies in thickness from 0.8 to 1.5 meters.

Mineralization within the Fairview Camp consists of pyrite, galena, sphalerite, lesser chalcopyrite, hessite (silver telluride), and gold hosted in quartz veins. The geometry of the deposits has been complicated by dykes and faults which offset the veins.

EKG Minerals Inc. Snowflake Property occurs in the historic region of the Fairview Mining Camp. Just to note, the Annual Report to the Minister of Mines in 1890 states that Fairview was once called new camp Okanogan. Lode gold and silver exploration and mining began in this area in mid to late 1800’s and dwindled down by 1906, according to the historic information found on the Fairview monument at the old Fairview townsite, located south of the EKG Minerals Inc. Snowflake Property. More local to the property, the BC Ministry of Energy, Mines and Petroleum Resources MINFILE report on the old Standard Mine, on the southeast portion of the property, is described as follows:

Little is known about the discovery and early history of the Standard occurrence. By 1934, the Standard occurrence was part of the Empire claim group consisting of the Empire (Lot 611) (082ESW093), Standard, Monarch and others. The claim group was owned by a Vancouver syndicate. Early workings consisted of a 12-metre opencut exposing a quartz vein. The Standard occurrence and surrounding area were sampled extensively between 1961 and 1962 by Nor ex Mines Ltd. and Continental Consolidated Mines Ltd. Development work during this period consisted of several shafts, three adits (Nos. 1 to 3) and four diamond-drill holes at the end of the No. 2 adit; production was from the No. 2 adit. In the late 1970s the property was restaked as the Snowflake claim by B. Hegan and an option granted to Vermillion Resources Corp. In 1984, Vermillion Resources Corp. conducted exploration at the Standard occurrence that included 5 drillholes totalling 262 metres in the first phase and five holes totalling 330 metres in the second phase. Subsequent to diamond drilling, an electromagnetic survey was carried out but results were inconclusive. In 1986, Silver Saddle Mines Ltd. optioned the property. Two drillholes, geochemical soil sampling and another electromagnetic survey were carried out but the results only partially released. Millenium Resources Inc. optioned the property in 1987. Their program consisted of underground geological mapping and 610 metres of diamond drilling in ten holes.

The Susie Mine, another significant area found at the property, is also described on MINFILE as follows:

The former Susie mine is located 1.0 kilometre east of Burnell Lake and 4.75 kilometres northwest of Oliver, British Columbia. The Susie claim (Lot 1917) was discovered and staked by G.A. Guess prior to 1901. In 1901, the claim was Crown granted. Approximately 363 tonnes of ore are reported stoped from surface outcrops in 1911. From this, 6.34 tonnes of hand-sorted ore were shipped to a Tacoma smelter. By 1913, three shafts and numerous opencuts and surface stripping exposed or intersected a 1.2 to 12.2 metre wide quartz vein. By 1922, the property was owned by Federal Mining Co. The Susie claim group now consisted of the Susie, Banker, Federal and Agricola claims. A 61-metre tunnel was developed on the Federal claim. A 4.57-metre wide quartz vein was intersected. The vein strikes north. The vein was also traced on surface by several opencuts, surface stripping and diamond-drill holes. Further underground development was carried out on the Susie, in 1923. Between 1932 and 1934, the Victoria (Oliver) property, adjoining the Susie Group to the north, was developed by several opencuts and an adit. During this time, 27 tonnes of ore yielding 560 grams of gold and 1430 grams of silver was shipped. In 1934, the Susie claim group had expanded and consisted of the Susie, Oakville, Federal, Banker, Agricola, Grey Gables and Tres Hermanos Crown-granted claims. The following year, ownership was changed to the Federal Mining and Smelting Co. On the Susie claim, a new low-level adit was developed and 853 metres of drifting and crosscutting was done. Various lessees have worked this property between 1960 and 1976, when most of its production occurred. In 1987, Highland Valley Resources Ltd. conducted an extensive exploration program on the Susie and Stemwinder (082ESW007) properties. Work on the Susie property was limited to detailed rock sampling of favourable quartz vein sections on all three underground levels and quartz vein outcrops near the decline portal.

Further to the above mentioned, the Snowflake Property also holds some potential for its uranium; however exploration for uranium is not being conducted.

The Snowflake Property was acquired by EKG Minerals Inc. from Ken Burke in February 2005. The 1025 hectare Snowflake, Snowflake #2 and Snowflake #3 mineral claims were converted to cells in March of 2005. In July 2006, the tenures were abandoned, restaked and renamed the ‘Tom’ group. To date, EKG Minerals Inc. has conducted minor grassroots exploration activities at the property with Gemco Minerals Inc as operator. In 2007, 3.18 line kilometers of grid was established near Burnell Lake and 2.19 line kilometers of self potential geophysics was conducted, in addition to reconnaissance prospecting and sampling of the overall property. To date, Gemco Minerals has spent a total of $6758.99 in direct exploration on the ground; and an additional $7,000 is proposed to be budgeted for exploration works on the property in the coming year.

Expenditures on property to date:

ITEM	COST ($USD)

Field Crew including mob/demob and lodging	$4422.89
Geochemical Assays	$455.85
Equipment Rental and fuel	$980.25
Technical Report	$900.00

TOTAL	$6758.99

Other Mining Properties – Hawk and Joytown Placer Claims

Gemco Minerals Inc also hold 100% placer rights to two placer lease of placer mineral (LPM) claims in the heart of the Barkerville Gold Belt of the Cariboo Mining District. The Hawk LPM is located about 5 kilometers east of Wells, BC and is accessible by travelling north approximately 3 kilometers along the Bowron Lake Road, a hard pack gravel road which intersects Highway 26 at the Barkerville Airstrip. The Joytown LPM is located about 20 kilometers southeast of Wells, BC and is accessible by travelling south along the 3100 Road (which also starts at the Barkerville Airstrip) to the 31X Road where a right hand turn will guide towards the ‘N’ Road, the road which accesses the western extremity of the property. The east side of the property can be accessed along the ‘Yanks Peak Trail’ from the 31X Road.

The geology of the Hawk and Joytown properties are similar to that of the Burns Claim Group as they all lie within the same terrane. The rocks found at the here generally consist of foliated, gritty to fine grained quartzites ± sericite and finely laminated siltstone and phyllite ± sericite. Alteration of the country rock is generally chloritic to potassic. Silicification of the country rock is apparent in areas usually adjacent to fault structures. Carbonaceous to calcareous siltstones are also found here. Both the placer properties are located in the vicinity of past producing placer properties and have glacially deposited gravel, sand and clay favourable for placer exploration.

No equipment or infrastructure exists at either of the properties, except for a small work shed located at the Hawk property. No power is located at either of the properties and water, at both properties, is in abundance.

In British Columbia, a lease is defined as a production tenure for mining. A claim allows the holder to explore and develop the mineral or placer mineral resource, and contains a production limit for mineral claims of 1000 tonnes of ore in a year from each unit in a legacy claim or each cell in a cell claim, and for placer claims of 2000 cubic metres of pay dirt from each legacy claim in a year or 1000 cubic metres of pay dirt from each cell in a cell claim in a year. A bulk sample of up to 10000 tonnes of ore may be extracted from a mineral claim not more than once every five years. Production beyond these limits requires a lease tenure.

Leases are issued according to a survey plan and for a specific term. A lease is maintained by payment of the annual rental of $10 per hectare for a mining lease and $5 per hectare for a placer lease. There are no work requirements on a lease, but the term of a lease will only be renewed if the lease is required for a mining activity.

To date, Gemco Minerals Inc has not conducted any detailed exploration activites at the Hawk and Joytown LPM’s; and no immediate plans are being made for exploration here. Furthermore, no known reserves are known to exist at the Hawk and Joytown property.

Bowron Lake Road
Wendle Park
WELLS
Highway 26
Barkerville Park
Antler Creek
HAWK PLACER CLAIM (514918)
3100 Road
5880000 m
BURNS GROUP MINERAL TENURES
5870000 m
N Road
Cunninghmam Creek
JOYTOWN PLACER CLAIM (374389)
5860000 m
N
W
E
S
0.0 km
2.5 km
5.0 km
7.5 km
10.0 km
600000 m
GEMCO MINERALS INC
Mineral and Placer Holdings Location Map
Near Wells, British Columbia, Canada
Cooridinates in UTM Nad83
February 2009

Figure 4: Gemco Minerals Inc Mineral and Placer Holdings Location Map (drafted by Tenorex GeoServices Feb.09)

Wholly Owned Subsidiary

Our wholly owned subsidiary, “Firstline Recovery Systems Inc.” (Firstline) continues in the business development for its magnetite natural mineral product trade named “Eco-Blast”, an environmentally safe product used in the industrial abrasive industry as outlined in Item 1. Firstline recently entered into an Exclusive Supply Agreement with Teichert and Son Inc., a California corporation doing business as Teichert Aggregates (Teichert). This contract pertains to the exclusive distribution rights of the minerals known as Ilmenite and Magnetite. Teichert produces Ilmenite and Magnetite as a by-product from its aggregate mining operations, and currently has an estimated 25,000 tons stored on-site in Central California.

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

Liquidity and Capital Resources

Cash and Working Capital

The Company’s had a cash position of $3,277 as of May 31, 2008, compared to cash of $17,753 as of May 31, 2007, with a working capital deficiency of $627,611 as of May 31, 2008, compared to a working capital deficiency of $558,484 as of May 31, 2007.

The Company’s assets are recorded at the lower of cost or market value. The total assets at May 31, 2008 were $439,279 net of amortization. The majority of our assets are long-term in nature and thus considered to be of lower liquidity. However, the Company is pursuing means to liquidate the mortgage held on commercial property at its earliest reasonable opportunity. The Company’s cash inflow has been generated mainly from shareholder loans, short-term loans and issuance of common stock with minimal revenues and government incentive programs since inception.

Management continually reviews its overall capital and funding needs to ensure that the capital base can support the estimated needs of the business. These reviews take into account current business needs as well as the Company’s future capital requirements. Based upon these reviews, to take advantage of strong market conditions and to fully implement our expansion strategy, management believes that the Company will continue to increase our net capital through the proceeds from sales of our securities. The Company currently maintains minimal cash balances and is funded by management and shareholder loans to satisfy monthly cash requirements in the interim of raising external funding.

The Company will require additional financing during the current fiscal year due to our current working capital deficiency, our plan of operations for the Burns Mountain Project, our planned exploration activities and our plan to continue to pursue financing. We presently do not have sufficient financing to enable us to proceed with these plans and will require additional financing if we are able to proceed with our exploration plans. Our actual expenditures on these activities will depend on the actual amount of funds that we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing. See Risk Factors. It is the intent of management and controlling shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. Management plans to address the company’s net capital deficiency through the combination of raising equity capital and loans with shareholders and third parties, as well as optioning some of the company’s mineral claims to other exploration companies.

Cash Used in Operating Activities

Cash used in operating activities during 2008 was $268,822, compared to cash used in operating activities of $338,031 for 2007. The cash provided in operating activities was generated primarily through share issuances utilized in exchange for services, settlement of debt and investments.

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

Minority Interest

The Company recorded a non-controlling interest of $908 on the balance sheet which represents the one third book value portion of its subsidiary, EKG Minerals Inc. which is owned by an arms length party. An amount of $3,296 is also recorded on the Statement of Operations, which represents the minority interest’s portion of mineral property expenses incurred in EKG Minerals.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Integration No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

The FASB has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

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

Consolidated Balance Sheet	F1

Consolidated Statement of Operations	F2

Consolidated Statement of Cash Flows	F3

Consolidated Statement of Changes in Stockholders’ Deficiency	F4 - F5

Notes to Consolidated Financial Statements	F6 - F14

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Gemco Minerals Inc.
(An Exploration Stage Company)

We have audited the accompanying restated consolidated balance sheets of Gemco Minerals Inc. (An Exploration Stage Company) as of May 31, 2008 and May 31, 2007, and the related restated statements of operations, stockholders’ equity and cash flows for the years ended May 31, 2008 and May 31, 2007 and since inception on August 21, 1997 through May 31, 2008. These restated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the restated consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gemco Minerals Inc. (An Exploration Stage Company) as of May 31, 2008 and May 31, 2007, and the related restated statements of operations, stockholders’ equity and cash flows for the years ended May 31, 2008 and May 31, 2007 and since inception on August 21, 1997 through May 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying restated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has generated minimal revenues since inception and has never paid any dividends, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered Las Vegas, Nevada March 4, 2009

6490 West Desert Inn. Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
as at May 31, 2008
(Expressed in U.S. dollars)

	May 31 2008	May 31, 2007

	(Restated - Note 11)	(Restated - Note 11)
Assets
Current:
Cash	$3,277	$14,753

Total Current Assets	3,277	14,753

Investment (Note 3)	275,000	—
Mineral Claims (Note 5)	111,886	99,272
Equipment, net (Note 4)	49,116	60,294

	436,002	159,566

Total Assets	$439,279	$174,319

Liabilities
Current:
Accounts payable	$38,322	$75,818
Due to related parties (Note 6(a))	70,894	39,497
Due to shareholders (Note 6(b))	66,429	98,537
Notes payable - related parties (Note 7)	249,471	178,961
Notes payable (Note 8)	205,771	180,424

Total Liabilities	630,888	573,237

Non Controlling Interest	908	—
Stockholders’ Deficit
Common Stock
Authorized - 50,000,000 Common shares with par value of $0.001
Issued and Outstanding - 23,015,839 and 19,936,375 shares, respectively	23,016	19,936
Additional paid-in capital	2,342,043	1,754,229
Subscriptions payable (Note 9(h))	20,000	—
Other accumulated comprehensive loss	(118,912)	(87,432)
Deficit, accumulated during the exploration stage	(2,458,663)	(2,085,652)

Total Shareholder’s Deficit	(192,516)	(398,918)

Total Liabilities and Shareholders’ Deficit	$439,279	$174,319

(The Accompanying Notes are an Integral part of the Financial Statements)

GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended May 31, 2008 and 2007
(Expressed in U.S. dollars)

	Year ended May 31 2008	Year ended May 31 2007	Period from August 21, 1997 (date of inception) through May 31, 2008

	(Restated - Note 11)	(Restated - Note 11)	(Restated - Note 11)

Revenue	$—	—	61,770

Operating Expenses
Depreciation	11,178	12,482	246,726
General and administrative	316,650	391,576	1,909,854

Total operating expenses	327,828	404,058	2,156,580

Loss before Other Items	(327,828)	(404,058)	(2,094,810)

Interest and bank charges	(47,655)	(82,161)	(576,789)
Loss / (Gain) on disposal of assets	2,472	—	(44,737)
Writedown of assets	(14,503)	—	(128,925)
Writedown of liabilities	—	365,753	365,753
Loss on disposal of shares	—	—	(1,685)
Other income	14,503	22,529	22,529

Total other income (expense)	(45,183)	306,121	(363,853)

Loss before Minority Interest and Income Taxes	$(373,011)	$(97,937)	$(2,458,663)

Minority interest	(3,296)	—	(3,296)
Provision for income taxes	—	—	—

Net Loss for the period	$(376,307)	$(97,937)	$(2,461,959)

Net loss per share -
Basic and fully diluted	$(0.0179)	$(0.0051)

Weighted-average number of shares	21,021,000	19,283,240

(The Accompanying Notes are an Integral part of the Financial Statements)

GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended May 31, 2008 and 2007
(Expressed in U.S. dollars)

	Year ended May 31 2008	Year ended May 31 2007	Period from August 21, 1997 (date of inception) through May 31, 2008

	(Restated - Note 11)	(Restate - Note 11)	(Restated - Note 11)

Operating Activities
Net loss for the period	$(376,307)	$(97,937)	$(2,461,959)
Adjustments to reconcile net loss to net cash used in
operating and financing activities:

Minority Interest	3,296	—	3,296
Depreciation	11,178	12,482	246,726
Shares issued for services	60,000	20,050	434,210
Loss on disposal and writedown of assests	—	—	176,134
Writedown of liabilities	—	(365,753)	(365,753)

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(37,497)	(37,537)	288,701
Due to related parties	70,510	130,663	201,173

Net cash provided by (used in) operating activities	(268,822)	(338,031)	(1,477,473)

Investing Activities
Disposition of investments	—	14,615	(99,272)
Acquisition of mineral claims	—	—	(48,894)
Minority interest in subsidiary	908	—	(422,175)

Net cash provided by investing activities	908	14,615	(570,340)

Financing Activities
Notes Payable	228,627	230,917	1,921,554
Advances from a related party	31,398	(77,057)	(45,659)
Advances from shareholders	(32,108)	80,754	129,106
Proceeds from share subscriptions	60,000	105,000	165,000

Net cash provided by investing activities	287,918	339,614	2,170,002

Foreign exchange included in other comprehensive loss	(31,480)	(13,242)	(118,912)

Net Increase (Decrease) in Cash	(11,476)	2,956	3,277
Cash, beginning	14,753	11,797	—

Cash, ending	$3,277	$14,753	$3,277

Supplemental disclosure of non-cash transactions:
Shares issued for services	$60,000	$20,050	$434,210
Shares issued for settlement of debt	$200,893	$206,390	$1,465,849
Shares issued for investment	$275,000	$—	$275,000
Shares issued to acquire EKG Minerals Inc.	$15,000	$—	$15,000
Shares issued for mineral asset	$1	$—	$1

(The Accompanying Notes are an Integral part of the Financial Statements)

GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
Period from August 21, 1997 (date of inception) through May 31, 2008
(Expressed in U.S. dollars)

	Common Shares Shares	Amount	Additional paid-in capital, and Contributed surplus	Deficit accumulated during the exploration phase	Other Comprehensive (Loss) Gain	Total

				(Restated - Note 11)		(Restated - Note 11)
Balance at August 21, 1997	—	$—	$—	$—	$—	$—
Common shares issued for incorporation, organizational,and business plan development services	5,000,000	$5,000				5,000
Net loss for the period				(5,000)	—	(5,000)

Balance at May 31, 1999 and 2000	5,000,000	5,000	—	(5,000)	—	—

Surrender and cancellation of common shares	(3,315,000)	(3,315)				(3,315)
Common shares issued to acquire EchoDrive project	16,000,000	16,000	59,000			75,000
Net income for the year				3,315	—	3,315

Balance at May 31, 2001	17,685,000	17,685	59,000	(1,685)	—	75,000

Net loss for the year				(274,113)		(274,113)

Balance at May 31, 2002	17,685,000	17,685	59,000	(275,798)	—	(199,113)

Surrender and cancellation of common shares on cancellation of EchoDrive project	(16,000,000)	(16,000)	(59,000)			(75,000)
Common shares issued to acquire Firstline Recovery Systems Inc.	5,025,000	5,025				5,025
Common shares issued in settlement of debt	951,000	951	89,984			90,935
Common shares issued for services rendered	1,657,500	1,658	97,792			99,450
Translation adjustment					(21,246)	(21,246)
Net loss for the year				(455,330)		(455,330)

Balance at May 31, 2003	9,318,500	$9,319	$187,776	$(731,128)	$(21,246)	$(555,279)

Common shares issued in settlement of debt	3,540,844	3,541	623,183			626,724
Translation adjustment					43,099	43,099
Net loss for the year				(435,501)		(435,501)

Balance at May 31, 2004	12,859,344	12,860	810,959	(1,166,629)	21,853	(320,957)

Common shares issued for services rendered	2,000,000	2,000	98,000			100,000
Translation adjustment					(15,208)	(15,208)
Net loss for the year				(399,073)		(399,073)

Balance at May 31, 2005	14,859,344	14,860	908,959	(1,565,702)	6,645	(635,238)

Common shares issued in settlement of debt	2,147,471	2,147	338,760			340,907
Common shares issued for services rendered	1,480,000	1,480	146,520			148,000
Common shares subscribed in flow through offering	120,000	120	29,880			30,000
Translation adjustment					(80,835)	(80,835)
Net loss for period				(422,013)		(422,013)

Balance at May 31, 2006	18,606,815	$18,607	$1,424,119	$(1,987,715)	$(74,190)	$(619,179)

Common shares issued in settlement of debt	767,560	768	191,123			191,890
Common shares issued for services rendered	92,000	92	19,958			20,050
Common shares issued for mineral asset	50,000	50	14,450			14,500
Common shares subscribed in flow-through offering	420,000	420	104,580			105,000
Translation adjustment					(13,242)	(13,242)
Net loss for the year (Restated - Note 11)				(97,937)		(97,937)

Balance at May 31, 2007	19,936,375	19,936	1,754,230	(2,085,652)	(87,432)	(398,918)

GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
Period from August 21, 1997 (date of inception) through May 31, 2008
(Expressed in U.S. dollars)

Continued

Common shares subscribed for cash	500,000	500	39,500			40,000
Common shares issued for investment	750,000	750	274,250			275,000
Common shares issued to acquire EKG Minerals Inc.	150,000	150	14,850			15,000
Common shares issued in settlement of debt	1,004,464	1,004	199,888			200,893
Common shares issued for services rendered	375,000	375	59,625			60,000
Common shares issued for mineral asset (in-trust)	300,000	—	1			1
Liability to issue common shares subscribed	—	—	20,000			20,000
Translation adjustment					(31,480)	(31,480)
Net loss for the period				(376,307)		(376,307)
Minority interest				3,296		3,296

Balance at May 31, 2008 (Restated - Note 11)	23,015,839	22,716	2,362,343	(2,458,663)	(118,912)	(192,516)

(The Accompanying Notes are an Integral part of the Financial Statements)

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year ended May 31, 2008
(Expressed in U.S. dollars)

1.	Exploration Stage Company

Gemco Minerals Inc. (the “Company”) was incorporated in the State of Florida on August 21, 1997 and is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2008, the Company has a working capital deficit of $627,611 and has accumulated losses of $2,458,664 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Firstline Recovery Systems Inc. (“Firstline”), a company incorporated in the Province of British Columbia, Canada, on June 1, 1998 and its 66.67% owned subsidiary EKG Minerals Inc. (“EKG”)a company incorporated in the Province of British Columbia, Canada, on October 8, 2004. All intercompany transactions and balances have been eliminated. The Company’s fiscal year end is May 31.

b)	Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

	b)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

	c)	Financial Instruments

The fair values of cash, investments, accounts payable, accrued liabilities, amounts due to shareholders and amounts due to related parties, approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility to these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	d)	Foreign Currency Transactions/Balances

The Company’s functional currency is the United States dollar. The consolidated financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” (“SFAS No. 52). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these consolidated financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

The functional currency of the wholly owned subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2008, the Company’s comprehensive loss was $118,912 comprised was foreign currency translation adjustments of $112,321 and adjustment on the consolidation of EKG Minerals Inc. of $6,591.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year ended May 31, 2008
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

	h)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	i)	Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

	j)	Advertising Costs

The Company’s policy regarding advertising is to expense advertising when insured. The company had not incurred any advertising expense as of May 31, 2008.

	k)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year ended May 31, 2008
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

	k)	Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Integration No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

The FASB has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

	l)	Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current period’s presentation.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year ended May 31, 2008
(Expressed in U.S. dollars)

3.	Investments

On February 3, 2008, the Company accepted consideration in the form of a mortgage on real property, for the subscription of 750,000 shares at $0.37 per share, for a total value of $275,000. The mortgage is registered at $300,000 which is due on demand after February 5, 2009, and carries an interest rate of 16% compounded monthly. The Company’s intention is to liquidate the mortgage at the earliest reasonable opportunity to fund the Company. The mortgage has generated $14,502.50 in interest to May 31, 2008, which the Company has impaired in the financial statements until realization upon liquidation of the mortgage. The mortgage is a third mortgage against the property known as 2939 Shuswap Road, Kamloops, BC, Canada, and owned by Akal Forest Products Ltd. (Inc. No. BC0552200) and legally described as Lot C, DL 282, Kamloops Div., Yale District, Plan 37425 (PID No. 005-311-853).

4.	Property and Equipment

	Cost $	Accumulated Depreciation $	Net Book Value $
May 31, 2008	295,842	246,726	49,116

May 31, 2007	295,842	235,548	60,294

5.	Mineral Property

(a)

On May 15, 2005, Firstline assigned its interest to six mineral claims at Burns Mountain, and two lease of placer mineral claims (“LPM”) for the Hawk LPM and the Joytown LPM to the Company in exchange for $81,242 (CDN$102,002).

(b)

On May 9, 2006, the Company acquired two additional mineral claims at Burns Mountain adjacent to its existing tenures in exchange for 50,000 shares of the Company with a fair value of $14,500 from a third party.

(c)

On May 24, 2006, the Company entered into a joint venture agreement (the “JV Agreement”) with Canamex Corporation (“Canamex”), a Mexican mining company duly incorporated in the country of Mexico (Minera Canamex, S.A. de C.V.). In accordance with the JV Agreement, the Company advanced $3,500 to Canamex which was utilized to acquire one mineral claim in the Ensenada region of Baja California.

(d)

On January 23, 2007, Canamex assigned its interest to additional mineral claims in the Ensenada region of Baja California in the Exchange for 3% of the net sales of all industrial minerals extracted and a 3% net smelter royalty. As further consideration, 300,000 common shares were issued and are held in trust See Note 9(c), which are to be released only upon verifying the claims can be brought to a commercially viable project.

(e)

On June 6, 2007, the Company acquired 66.67% of the issued and outstanding shares in EKG Minerals Inc. (“EKG”) which holds 100% interest in the 1181.64 hectare (2920 acre) gold/silver ‘Tom’ claim group, also internally referred to as the ‘Snowflake’ mineral property. The property is located north of Oliver, BC consisting of four British Columbia mineral claims with tenure numbers are 536973, 536983, 536985 and 536987. The mineral claims are recorded at $12,613 ($13,491CDN).

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

At May 31, 2008, cumulative exploration costs on these mineral claims are $485,133 (May 31, 2007 - $334,629).

6.	Related Party Transactions

	(a)	As at May 31, 2008, the Company owed $70,894 to various management and directors for funding of working capital. The amounts are unsecured, non-interest bearing, and due on demand.

	(b)	As at May 31, 2008, the Company owed $66,429 to various shareholders of the Company for funding of working capital. The amounts are unsecured, non-interest bearing, and due on demand.

	(c)	See Note 7 and Note 9.

7.	Notes Payable – Related Parties

(a)

On January 15, 2007, the Company issued a promissory note to a director of the Company for proceeds of $88,961 (CDN$99,636). The note is unsecured, due interest of 12% per annum, and due on demand. On January 26, 2007, $44,643 (CDN$50,000) was converted into common shares of the Company, and on January 31, 2008 $30,000 (CDN$30,000) was also converted into common shares of the Company. During the period between January 16, 2007 to May 31, 2008, the principal balance of the note has decreased by $5,641 (CDN $6,618). At May 31, 2008, principal balance of $83,319 (CDN$93,018) and accrued interest of $13,543 (CDN$15,148) remained outstanding.

(b)

On January 15, 2007, the Company issued a promissory note to a principal of the Company for proceeds of $100,833 (CDN$112,933). The note is unsecured, due interest of 12% per annum, and due on demand. On January 26, 2007, $44,643 (CDN$50,000) was converted into common shares of the Company, and on January 31, 2008 $30,000 (CDN$30,000) was also converted into common shares of the Company. During the period between January 16, 2007 to May 31, 2008, the principal balance of the note has increased by $38,589 (CDN $40,299). At May 31, 2008, principal balance of $139,423 (CDN$153,232) and accrued interest of $21,708 (CDN$23,988) remained outstanding.

8.	Notes Payable

Between 2000 and 2004, the Company issued promissory notes for proceeds of $402,329 (CDN$459,540). The notes are unsecured, due interest ranging from 0-18% per annum, and due on demand. At November 30, 2007, the Company determined notes payable in its wholly owned subsidiary should have been written off during the year ended May 31, 2007 in the amount of $365,753 (CDN$391,209) because the notes payable passed the limits of the statute of limitations under the laws of the Province of British Columbia as to collectability, and restated the May 31, 2007 notes payable for said amount. At May 31, 2008, the principal balance of $107,940 (CDN$107,185) and accrued interest of $97,831 (CDN$97,146) remained outstanding.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year ended May 31, 2008
(Expressed in U.S. dollars)

9.	Common Stock

(a)

On June 6, 2007 the Company agreed to issue a total of 150,000 common shares, at a deemed price of $0.10 per share and value of $15,000, to two related parties of Gemco for the acquisition of 66.67% of the outstanding shares of EKG Minerals Inc., a British Columbia registered company. The EKG shares acquired were equally held by the two related parties who will receive 75,000 shares each for a total of 150,000 common shares from the Company’s treasury. The shares were issued February 28, 2008.

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

(c)

Pursuant to the assignment agreement with Canamex on January 27, 2007, the Company agreed to issue 150,000 common 144 restricted shares into trust to two arms length parties for a total of 300,000 shares. The shares were issued February 28, 2008 and have been recorded at $300.00 par value with an offsetting amount in additional paid-in capital.. The issued shares are held in trust and will either be released or cancelled upon future verification of the claim as commercially viable or non-viable respectfully. Upon any future release of the said shares for a commercially viable project, the recorded value of the shares will be denoted at market value at the time of release from trust.

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

(e)

On February 3, 2008, the Company accepted consideration in the form of a mortgage on real property, for the subscription of 750,000 shares at a deemed value of $0.37 per share, for a total value of $275,000 (see Note 3(b)). The Company’s intention is to liquidate the mortgage at the earliest reasonable opportunity to fund the Company. A finder’s fee of 150,000 shares were also issued for this transaction to Solterra Aggregate Ltd, an entity controlled by a director of the Company. All of the shares were issued February 28, 2008.

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

11.	Restated Financial Statements

a)

The Company has restated its financial statements for the year ended May 31, 2007. The Company determined that $365,753 in notes payable should not have been carried as liabilities as of May 31, 2007. The notes payable ceased to be liabilities of the Company during 2007 because of the tolling of the statute of limitations under the laws of Province of British Columbia. Accordingly, the cancellation of the liabilities was recorded as a gain on the Statement of Operations for the year ended May 31, 2007. The Company also determined that the 300,000 shares issued in trust as disclosed in Note 9(c) were contingently issuable shares as at May 31, 2007 and should have been factored in the weighted average number of shares for computation of the net loss per share. The following is a comparison of the summarized financial statements of the Company before and after the restatement:

BALANCE SHEET

	Original	Restated
Total Assets	$174,319	$174,319

Total Liabilities	$938,990	$573,237
Total Shareholder’s Deficit	(764,671)	(398,918)

Total Liabilities and Shareholder’s Deficit	$174,319	$174,319

STATEMENT OF OPERATIONS
Loss from operations	$(404,058)	$(404,058)
Total other income (expense)	(59,632)	306,121

Net Loss	$(463,690)	$(97,937)

b)

The Company has restated its financial statements for the year ended May 31, 2008. The Company determined that the Non-Controlling Interest should be reported outside of shareholder’s deficit and has now been reclassified on the Balance Sheet. It was also determined that the 300,000 shares issued in trust as disclosed in Note 9(c) should have been recorded at $300 par value and also offset in additional paid-in capital until the shares are released from trust. These shares should also have been factored in the weighted average number of shares for computation of the net loss per share. The Company also determined that the $14,503 in interest generated on the mortgage investment, which the Company has impaired as disclosed in Note 3, should have been recorded as other income and subsequently written down, on the Statement of Operations. The following is a comparison of the summarized financial statements of the Company before and after the restatement:

BALANCE SHEET

	Original	Restated
Total Assets	$439,279	$439,279

Total Liabilities	$630,888	$630,888
Total Shareholder’s Deficit	(191,609)	(192,516)

Total Liabilities and Shareholder’s Deficit	$439,279	$439,279

STATEMENT OF OPERATIONS
Loss from operations	$(327,828)	$(327,828)
Total other income (expense)	(45,183)	(45,183)

Net Loss	$(376,307)	$(376,307)

Item 8. Changes In & Disagreements With Accountants on Accounting & Financial Disclosure

On July 6, 2007, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) accepted the resignation of Manning Elliott LLP (Manning Elliott) as the Company’s independent registered public accounting firm. On that same date, the Audit Committee engaged Moore & Associates, Chartered (Moore & Associates) to serve as the independent registered public accounting firm to audit the Company’s consolidated financial statements and to serve as the Company’s independent registered public accounting firm for the fiscal year ended May 31, 2007.

For the period from September 26, 2006 (date of appointment of Manning Elliott) to July 6, 2007, there were no (1) disagreements with Manning Elliott on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, or (2) reportable events described under Item 304(a)(1)(iv)(B) of Regulation SB. A letter from Manning Elliott, LLP is attached hereto as Exhibit 16.1, indicating its agreement with the statements herein.

In deciding to select Moore & Associates, the Audit Committee reviewed auditor independence issues and existing commercial relationships with Moore & Associates and concluded that Moore & Associates has no commercial relationship with the Company that would impair its independence for the fiscal year ending May 31, 2007.

During the previous two fiscal years and the subsequent interim period ended July 6, 2007, the Company did not consult with Moore & Associates regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

Item 8A(T). Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2008 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified resulted in the restatement of the previously reported financial statements and other related financial disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of May 31, 2008, the following material weaknesses existed:

1.

The Control Environment: We did not maintain effective entity-level controls as defined by the framework issued by COSO. Specifically, we did not sufficiently promote effective internal control over financial reporting throughout the organization and did not effectively segregate certain accounting duties due to the small size of our accounting staff, and maintain a sufficient number of adequately trained personnel necessary to maintain an internal audit function or anticipate and identify risks critical to financial reporting.

2.

Information and Communication: We did not maintain effective communication and documentation of financial reporting policies and procedures to ensure the flow of information within the organization and with external parties, and to ensure appropriate systems were in place and configuring of certain transactions were properly processed and disclosed.

In order to mitigate these material weaknesses to the fullest extent possible, all financial reports are reviewed by the Chief Financial Officer, who has limited system access. In addition, regular meetings are held with the Board of Directors and the Audit Committee. If at any time we determine a new control can be implemented to mitigate these risks at a reasonable cost, it is implemented as soon as possible.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the	Age	Date First Elected / Appointed
	Corporation

Thomas Charles Hatton	President and Director	65	January 10, 2005

Evan Allan Brett	Secretary, and Director	67	February 10, 2005

Dorlyn Robert Evancic	Treasurer and Director	44	March 1, 2005

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Gemco has three directors and officers as listed below. All of the directors spend as much time as necessary to manage the business as required, and currently utilize an average range of a third to three quarters of their time as a whole, to manage the business on a day to day basis.

Tom Hatton, President: Mr. Hatton has extensive and significant experience in all facets of the minerals and mining industry. Over the past twenty five years Tom’s experience has been and continues to be on the training and technical side of the mineral and placer mining operations, from the field start-up stage to completion and the managing of production. Mr. Hatton ran his own placer mining operation for ten years prior to joining Gemco. Over the ten years, with only five months production time per season, Tom extracted over 4,500 ounces of gold from his placer mining operations. Tom’s operation was based within ten miles of Gemco’s present mineral claims at Burns Mountain. Further, both Tom and the Company’s geologist have lived in the same region for over 20 years and continue to live there. They have explored many of the mineral grounds within the area and have become invaluable to the Gemco team and are highly respected in the local mining community. His knowledge and expertise in the mining industry will be instrumental to the company. Mr. Hatton has been a project manager with Firstline Recovery Systems Inc. in charge of acquisitions and operations, since 1998 and has been in directorship with the Company since 2004.

Evan Brett: Evan has been in commercial real estate for the past 33 years selling and leasing commercial and investment properties and businesses. During that time he has also been active in numerous other businesses and organizations such as 9 years as a director of the Fraser Valley Real Estate Board chairing various committees, 5 years as a director of Homewood Mortgage Investment Corp. and more recently 3 years as a director of VWR Mortgage Investment Corp. Aside from his involvement in both Gemco companies, he has become an owner and director of two newly formed companies, EKG Minerals Inc. and GM International Investments Inc. He is a contributing author and editor of a soon to be published manual entitled a Guidebook to Commercial Real Estate. He is a graduate of both U.B.C. and Simon Fraser Universities in B.C. and is the father of 5 grown children. He comes from a background of varied work experience, teacher, skipper, office manager, sales manager, taxi driver, commercial fisherman. He has received additional training in contractual law, public speaking, conflict resolution, writing, media management and public relations. Mr. Brett has been a commercial realtor for the past 25 years, and he is currently with Royal LePage — Wolstencroft Realty in Langley, BC.

Dorlyn Evancic: Mr. Evancic has over 20 years of experience in business finance, management and operations in various corporations and industries. He has held executive positions in financial management and as a consultant with many private and public organizations. In these capacities he has coordinated a wide range of corporate activities including, business planning and development, financial analysis, treasury management, due diligence, systems design and implementation. His diverse background and business acumen will enhance our corporate management. Mr. Evancic has held his CGA designation since 1989 and is the President of Pro-Act Management Inc. which has been providing business management and consulting services to an array of company’s and industries since 1997. Mr. Evancic serves as the Chief financial Officer for Gemco through the Company’s consulting agreement with Pro-Act Management Inc.

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

Item 10. Executive Compensation.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain compensation information for the Company’s officers for the fiscal years ended May 31, 2008, 2007, and 2006. No executive officer of the Company earned total annual salary and bonus exceeding $100,000 during the fiscal year ended May 31, 2008.

SUMMARY COMPENSATION TABLE

			ANNUAL			LONG TERM COMPENSATION
			COMPENSATION			AWARDS		PAYOUTS

Name	Title	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awarded	Options/ SARs * (#)	LTIP payouts ($)	All Other Compen- sation

Thomas C.	Director,	2008	$0	0	0	0	0	0	0
Hatton	President,
	and	2007	$0	0	0	0	0	0	0
	Chief
	Executive	2006	$0	0	0	100,000	0	0	0
	Officer

Evan A.	Director,	2008	$0	0	0	0	0	0	0
Brett	and
	Corporate	2007	$0	0	0	0	0	0	0
	Secretary
		2006	$0	0	0	110,000	0	0	0

Dorlyn R.	Director,	2008	$30,000	0	0	0	0	0	0
Evancic (1)	Treasurer,
	and	2007	$45,434	0	0	410,000	0	0	0
	Chief
	Financial	2006	$34,089	0	0	400,000	0	0	0
	Officer

(1)

Mr. Evancic is employed and compensated by Pro-Act Management Inc., which provides business management and consulting services to the Company. Mr. Evancic does not bill us for his time spent on the Company and is compensated directly or indirectly by us, through Pro-Act Management Inc. See the section of this filing entitled Certain Relationships and Related Transactions

STOCK OPTION GRANTS

We did not grant any stock options to our executive officers during our fiscal year ended May 31, 2008, as illustrated in the following table:

OPTION/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees	Exercise Price (per Share)	Expiration Date

Thomas C. Hatton,	Nil	Not Applicable	Not Applicable	Not Applicable
Director, President & CEO

Evan A. Brett,	Nil	Not Applicable	Not Applicable	Not Applicable
Director, Corporate Secretary

Dorlyn R. Evancic,	Nil	Not Applicable	Not Applicable	Not Applicable
Director, Chief Financial Officer

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following is a summary of the share purchase options exercised by our executive officers for our fiscal year ended May 31, 2008:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES

Name	Common Shares Acquired on Exercise	Value Realized ($)	Unexercised Options at Financial Year- End (#) exercisable / unexercisable	Value of Unexercised In-The-Money Options/SARs at Financial Year-End ($) exercisable / unexercisable

Thomas C. Hatton,	NIL	NIL	NIL/NIL	$NIL/ $NIL
Director, President & CEO

Evan A. Brett,	NIL	NIL	NIL/NIL	$NIL/ $NIL
Director, Corporate Secretary

Dorlyn R. Evancic,	NIL	NIL	NIL/NIL	$NIL/ $NIL
Director, Chief Financial Officer

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

COMPENSATION OF DIRECTORS

Our directors are not paid any compensation for acting as our directors. However, the directors are entitled to participate in the Corporation’s stock option plan. During the year ended May 31, 2008 there were no stock options granted.

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

Name and Address Beneficial Owner	Position		Amount & Nature of Beneficial Owner	% of Class (1)

Tom Hatton	Director		787,160	3.4%
Box 111,	President
Wells, BC, V0K 2R0

Evan Brett	Director	2	1,000,034	4.3%
19651 - 48th Avenue,	Secretary
Langley, BC, V3A 3K7

Dorlyn Evancic	Director	3	1,743,571	7.5%
1228 Gateway Place,	Treasurer, CFO
Port Coquitlam,
BC, V3C 5X4

Fu Kwai Enterprises Ltd.	Principal Shareholder	4	1,705,833	7.4%
Suite 215, 8171 Cook Road
Richmond, BC, V6Y 3T8

Great West Management Corp.	Principal Shareholder	5	3,039,000	13.1%
Suite 102 - 20475 Douglas Cres.
Langley, BC, V3A 4V6

Directors and			3,530,765	15.2%
Officers as a
Group (3 persons)

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 15, 2007. As of May 31, 2008, there were 19,936,375 shares issued and outstanding and 540,000 shares underlying warrants.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as described under the heading “Executive Compensation”, or as set forth below, there are no material transactions with any of our directors, officers or control person that have occurred during the last fiscal year.

There have been the following related party transactions during the past two years:

Date	Related Person/Relationship	Description of Transaction

Dec-06	Great West Management Corp., Principal Shareholder	Shareholders loans, accrued fees and expenses recognized as a note payable in the sum of $100,833

Dec-06	Pro-Act Management Inc.*	Shareholders loans, accrued fees and expenses recognized as a note payable in the sum of $88,961

Jan-07	Evan Brett/Director & Secretary	40,000 shares issued following the Dec 31/06 closing of the flow-through offering re the subscription for $10,000

Jan-07	Evan Brett/Director & Secretary	79,680 shares issued for debt conversion of $19,920

Jan-07	Pro-Act Management Inc.*	178,571 shares issued for conversion of $44,643

Jan-07	Evan Brett/Director & Secretary	153,979 shares issued for conversion of $38,495

Jan-07	Tom Hatton/Director & President	126,760 shares issued for conversion of $31,690

Jan-07	Great West Management Corp., Principal Shareholder	178,571 shares issued for conversion of $44,643

May-07	Evan Brett/Director & Secretary	Shareholders loans, accrued fees and expenses in the sum of $12,168

May-07	Great West Management Corp., Principal Shareholder	Shareholders loans, accrued fees and expenses in the sum of $43,358

May-07	Pro-Act Management Inc.*	Shareholders loans, accrued fees and expenses in the sum of $26,574

Feb-08	Evan Brett/Director & Secretary	75,000 shares for acquisition in EKG Minerals Inc.

Feb-08	Delaine Mollica, control person of Great West Management Corp., Principal Shareholder	75,000 shares for acquisition in EKG Minerals Inc.

Feb-08	First Time Investments Inc. (a company controlled by Evan Brett/Director & Secretary)	132,737 shares issued for debt conversion of $26,547

Feb-08	Pro-Act Management Inc.*	150,000 shares issued for conversion of $30,000

Feb-08	Great West Management Corp., Principal Shareholder	150,000 shares issued for conversion of $30,000

May-08	Evan Brett/Director & Secretary	Shareholders loans, accrued fees and expenses in the sum of $51,767

May-08	Great West Management Corp., Principal Shareholder	Shareholders loans, accrued fees and expenses in the sum of $78,255

May-08	Pro-Act Management Inc.*	Shareholders loans, accrued fees and expenses in the sum of $35,457

*	Mr. Evancic serves as Chief Financial Officer through a consulting agreement with Pro-Act Management, see Exhibit 10.2

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

Audit-Related Fees are fees charged by our independent auditor for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. This category comprises fees billed for independent accountant review of our interim financial statements and management discussion and analysis, as well as advisory services associated with our financial reporting. Such fees were approximately $6,300 versus $3,000 for the similar period last year.

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

GEMCO MINERALS, INC.
(Registrant)

By:	/s/ Thomas C. Hatton

Thomas C. Hatton, President and Director
Chief Executive Officer
Date:	March 4, 2009

By:	/s/ Dorlyn R. Evancic

Dorlyn R. Evancic, Treasurer and Director
Chief Financial Officer
Date:	March 4, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas C. Hatton

Thomas C. Hatton, President and Director
Chief Executive Officer
Date:	March 4, 2009

By:	/s/ Dorlyn R. Evancic

Dorlyn R. Evancic, Treasurer and Director
Chief Financial Officer
Date:	March 4, 2009

By:	/s/ Evan A. Brett

Evan A. Brett, Secretary and Director
Date:	March 4, 2009