Form 10-Q/A
period 2008-08-31
Gemco Minerals, Inc.
filed 2009-03-05
CIK 1338118

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q/A
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the period ended August 31, 2008

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from______ to _______

                         Commission File Number 000-51523


                               GEMCO MINERALS INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                               98-0582366
------------------------------                             -------------------
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

Explanatory Note on Amendment
-----------------------------
This amendment revises Part I, Item 4 Controls and Procedures

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

DATE: March 5, 2009


By: /s/ TOM HATTON
----------------------
Tom Hatton, President, Director
and Chief Executive Officer