Form 10-Q
period 2009-02-28
Gemco Minerals, Inc.
filed 2009-04-09
CIK 1338118

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended February 28, 2009

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

The number of shares of the registrant's Common Stock, no par value, outstanding as of February 28, 2009 was 23,380,839 shares.

                                 C O N T E N T S

                                                                       Page
Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements........................................F1-F13

Item 2.   Management's Discussion and Analysis or Plan of Operation.....2

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ...9

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

Item 4.   Submission of Matters to a Vote of Security Holders...........11

Item 5.   Other Information............................................ 11

Item 6.   Exhibits......................................................11

SIGNATURES..............................................................11


Item 1.   Financial Statements.

GEMCO MINERALS INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
as at February 28, 2009
(Expressed in U.S. dollars)


                                                             February 28,      May 31,
                                                                 2009           2008
                                                             -----------    -----------
                                                                            (Restated -
Assets                                                       (unaudited)      Note 10)
Current:
      Cash                                                   $       159    $     3,277
                                                             -----------    -----------
Total Current Assets                                                 159          3,277
                                                             -----------    -----------

Investment (Note 3)                                              275,000        275,000
Mineral Claims (Note 5)                                           99,273        111,886
Equipment, net (Note 4)                                           42,961         49,116
                                                             -----------    -----------
                                                                 417,234        436,002
                                                             -----------    -----------
Total Assets                                                 $   417,394    $   439,279
                                                             ===========    ===========

Liabilities
Current:
      Accounts payable                                       $    42,685    $    38,322
      Due to related parties (Note 6(a))                          79,368         70,894
      Due to shareholders (Note 6(b))                             71,374         66,429
      Notes payable - related parties (Note 7)                   317,634        249,471
      Notes payable (Note 8)                                     175,566        205,771
                                                             -----------    -----------
Total Liabilities                                                686,627        630,888
                                                             -----------    -----------

Non Controlling Interest                                            --              908

Stockholders' Deficit
Common Stock
      Authorized -
         50,000,000 Common shares with par value of $0.001
      Issued and Outstanding -
         23,380,839 and 23,015,839 shares, respectively           23,381         22,716
      Additional paid-in capital                               2,401,428      2,342,343
      Subscriptions payable (Note 9(h))                             --           20,000

Other accumulated comprehensive loss                             (69,760)      (118,912)
Deficit, accumulated during the exploration stage             (2,624,282)    (2,458,664)
                                                             -----------    -----------
Total Shareholder's Deficit                                     (269,233)      (192,517)
                                                             -----------    -----------
Total Liabilities and Shareholders' Deficit                  $   417,394    $   439,279
                                                             ===========    ===========



    (The Accompanying Notes are an Integral part of the Financial Statements)
                                       F-1


GEMCO MINERALS INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)                                                                                Period from
(unaudited)                                                                                              August 21, 1997
                                                                                                      (date of inception)
                                               Three Months                       Nine Months              through
                                             Ended February 28                 Ended February 28          February 28
                                           2009             2008              2009            2008           2009
                                      ------------------------------    ------------------------------    -------------
                                                        (Restated -                       (Restated -      (Restated -
                                                         Note 10)                          Note 10)         Note 10)
Revenue                               $        --      $        --      $        --      $        --      $      61,770
                                      -------------    -------------    -------------    -------------    -------------

Operating Expenses
    Depreciation                              2,052            2,844            6,155            8,377          252,881
    General and administrative                7,483          110,432          112,818          222,423        2,022,672
                                      -------------    -------------    -------------    -------------    -------------
    Total operating expenses                  9,535          113,276          118,973          230,800        2,275,552

Loss before Other Items                      (9,535)        (113,276)        (118,973)        (230,800)      (2,213,782)

Interest and bank charges                   (13,965)         (10,169)         (44,830)         (37,209)        (621,619)
Gain / (Loss) on disposal of assets          (1,816)              23           (1,816)           2,471          (46,553)
Writedown of assets                         (36,546)          (3,134)         (36,546)          (3,134)        (179,974)
Writedown of liabilities                       --               --               --               --            365,753
Loss on disposal of shares                     --               --               --               --             (1,685)
Other income                                 36,546            3,134           36,546            3,134           73,578
                                      -------------    -------------    -------------    -------------    -------------
                                            (15,781)         (10,146)         (46,646)         (34,738)        (410,500)
                                      -------------    -------------    -------------    -------------    -------------
                                      $     (25,316)   $    (123,423)   $    (165,619)   $    (265,539)   $  (2,624,282)
                                      =============    =============    =============    =============    =============

Minority interest                              (908)            --               (908)            --             (4,204)
Provision for income taxes                     --               --               --               --               --
                                      -------------    -------------    -------------    -------------    -------------

Net Loss for the period               $     (26,223)   $    (123,423)   $    (166,526)   $    (265,539)   $  (2,628,486)
                                      =============    =============    =============    =============    =============

Net loss per share -
    Basic and fully diluted           $     (0.0011)   $     (0.0062)   $     (0.0072)   $     (0.0133)
                                      =============    =============    =============    =============


Weighted-average number of shares        23,207,800       19,928,000       23,207,800       19,928,000
                                      =============    =============    =============    =============

    (The Accompanying Notes are an Integral part of the Financial Statements)
                                       F-2


GEMCO MINERALS INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months ended February 28, 2009 and 2008
(Expressed in U.S. dollars)
(unaudited)
                                                                                      Period from
                                                                                     August 21, 1997
                                                                                        (date of
                                                                                       inception)
                                                               Nine Months              through
                                                             Ended February 28        February 28
                                                           2009            2008          2009
                                                        -----------    -----------    -----------
Operating Activities
    Net loss for the period                             $  (166,526)   $  (265,539)   $(2,628,486)

    Adjustments to reconcile net loss to net cash used in operating and financing activities:

      Minority Interest                                         908           --            4,204
      Depreciation                                            6,155          8,377        252,881
      Shares issued for services                             39,750         45,000        473,960
      Loss on disposal and writedown of assets                1,816           --          177,950
      Writedown of liabilities                                 --             --         (365,753)

    Changes in operating assets and liabilities
      Accounts payable and accrued liabilities                4,363        (22,729)       293,064
      Due to related parties                                 41,343         21,969        242,516
      Notes Payable                                         (30,205)       223,018      1,891,349
                                                        -----------    -----------    -----------
Net cash provided by (used in) operating activities        (102,397)        10,096        341,684
                                                        -----------    -----------    -----------

Investing Activities
    Disposition (acquisition) of investments                   --           15,000        (99,272)
    Disposition (acquisition) of mineral claims              10,797           --          (38,097)
    Minority interest in subsidiary                            (908)          --         (423,083)
                                                        -----------    -----------    -----------
Net cash provided by investing activities                     9,889         15,000       (560,451)
                                                        -----------    -----------    -----------

Financing Activities
    Advances from related parties                            35,294        (17,642)       (10,365)
    Advances from shareholders                                4,945        (38,726)       134,051
    Proceeds from share subscriptions                          --           40,000        165,000
                                                        -----------    -----------    -----------
Net cash provided by investing activities                    40,239        (16,368)       288,686
                                                        -----------    -----------    -----------
Foreign exchange included in other comprehensive loss        49,152        (20,722)       (69,760)
                                                        -----------    -----------    -----------

Net Increase (Decrease) in Cash                              (3,118)       (11,997)           159

Cash, beginning                                               3,277         14,753           --
                                                        -----------    -----------    -----------
Cash, ending                                            $       159    $     2,756    $       159
                                                        ===========    ===========    ===========

Supplemental disclosure of non-cash transactions:
    Shares issued for services                          $    39,750    $      --      $   413,960


    (The Accompanying Notes are an Integral part of the Financial Statements)
                                       F-3

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months ended February 28, 2009
(Expressed in U.S. dollars)
(unaudited)


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

     These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at February 28, 2009, the Company has a working capital deficit of $686,468 and has accumulated losses of $2,624,282 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.


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

          Interim results are not necessarily indicative of results for a full year. The information included in this Form l0-Q should be read in conjunction with information included in the Form 10-K.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months ended February 28, 2009
(Expressed in U.S. dollars)
(unaudited)

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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months ended February 28, 2009
(Expressed in U.S. dollars)
(unaudited)


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

     j)   Comprehensive Loss

          SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2009, the Company's accumulated comprehensive loss was $69,760 comprised was foreign currency translation adjustments of $64,972 and adjustment on the consolidation of EKG Minerals Inc. of $4,788.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months ended February 28, 2009
(Expressed in U.S. dollars)
(unaudited)

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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months ended February 28, 2009
(Expressed in U.S. dollars)
(unaudited)



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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months ended February 28, 2009
(Expressed in U.S. dollars)
(unaudited)


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

3.   Investments

On February 3, 2008, the Company accepted consideration in the form of a mortgage on real property, for the subscription of 750,000 shares at $0.37 per share, for a total value of $275,000. The mortgage is registered at $300,000, and carries an interest rate of 16% compounded monthly. The mortgage is a third mortgage against the property known as 2939 Shuswap Road, Kamloops, BC, Canada, and owned by Akal Forest Products Ltd. (Inc. No. BC0552200) and legally described as Lot C, DL 282, Kamloops Div., Yale District, Plan 37425 (PID No. 005-311-853).The Company's intention is to liquidate the mortgage at the earliest reasonable opportunity to fund the Company. The mortgage has generated $36,546 in interest during the fiscal period ended February 28, 2009, which the Company has impaired in the financial statements until realization upon liquidation of the mortgage. The mortgage was due on demand as of February 5, 2009, and is now in default. The Company has taken legal action and was awarded a court ordered conduct of sale by the Kamloops Supreme Court, whereby the Company will proceed with listing and disposing the property to the benefit of all secured on the property.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months ended February 28, 2009
(Expressed in U.S. dollars)
(unaudited)


4.   Property and Equipment
                                Cost $       Accumulated       Net Book
                                           Depreciation $       Value $

     February 28, 2009          295,842        252,881          42,961
     -----------------------------------------------------------------

     May 31, 2008               295,842        246,726          49,116
     -----------------------------------------------------------------


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

     (d) On January 23, 2007, Canamex assigned its interest to additional mineral claims in the Ensenada region of Baja California in the Exchange for 3% of the net sales of all industrial minerals extracted and a 3% net smelter royalty. As further consideration, 300,000 common shares were issued and are held in trust, see Note 9(c), which are to be released only upon verifying the claims can be brought to a commercially viable project.

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

     (g) On February 25, 2009, the Company's subsidiary EKG Minerals Inc. ("EKG"), disposed of its interest in the `Snowflake' mineral property for proceeds of $9,889 ($12,500 CDN).

          As at February 28, 2009, cumulative exploration costs on these mineral claims are $518,561 (May 31, 2008 - $485,133).

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months ended February 28, 2009
(Expressed in U.S. dollars)
(unaudited)

6.   Related Party Transactions

     (a) As at February 28, 2009, the Company owed $79,368 to various management and directors for funding of working capital. The amounts are unsecured, non-interest bearing, and due on demand.

     (b) As at February 28, 2009, the Company owed $71,374 to various shareholders of the Company for funding of working capital. The amounts are unsecured, non-interest bearing, and due on demand.

     (c)  See Note 7 and Note 9.


7.   Notes Payable - Related Parties

     (a) On January 15, 2007, the Company issued a promissory note to a director of the Company for proceeds of $88,961 (CDN$99,636). The note is unsecured, due interest of 12% per annum, and due on demand. On January 26, 2007, $44,643 (CDN$50,000) was converted into common shares of the Company, and on January 31, 2008 $30,000 (CDN$30,000) was also converted into common shares of the Company. During the period between January 16, 2007 to February 28, 2009, the principal balance of the note has decreased by $1645 (CDN $1950). At February 28, 2009, principal balance of $87,315 (CDN$97,686) and accrued interest of $22,620 (CDN$25,303) remained outstanding.

     (b) On January 15, 2007, the Company issued a promissory note to a principal of the Company for proceeds of $100,833 (CDN$112,933). The note is unsecured, due interest of 12% per annum, and due on demand. On January 26, 2007, $44,643 (CDN$50,000) was converted into common shares of the Company, and on January 31, 2008 $30,000 (CDN$30,000) was also converted into common shares of the Company. During the period between January 16, 2007 to February 28, 2009, the principal balance of the note has increased by $68,008 (CDN $74,170). At February 28, 2009, principal balance of $168,840 (CDN$187,103) and accrued interest of $38,858 (CDN$42,987) remained outstanding.

8.   Notes Payable

     Between 2000 and 2004, the Company issued promissory notes for proceeds of $402,329 (CDN$459,540). The notes are unsecured, due interest ranging from 0-18% per annum, and due on demand. At February 28, 2009, principal balance of $84,245 (CDN$107,185) and accrued interest of $91,321 (CDN$116,187)
     remained outstanding.


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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months ended February 28, 2009
(Expressed in U.S. dollars)
(unaudited)



9.   Common Stock (continued)

     (c) Pursuant to the assignment agreement with Canamex on January 27, 2007, the Company agreed to issue 150,000 common 144 restricted shares into trust to two arms length parties for a total of 300,000 shares. The shares were issued February 28, 2008 and have been recorded at $300.00 par value with an offsetting amount in additional paid-in capital. The issued shares are held in trust and will either be released or cancelled upon future verification of the claim as commercially viable or non-viable respectfully. Upon any future release of the said shares for a commercially viable project, the recorded value of the shares will be denoted at market value at the time of release from trust.

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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months ended February 28, 2009
(Expressed in U.S. dollars)
(unaudited)

10.      Restated Financial Statements

         The Company has restated its financial statements for the year ended May 31, 2008. The Company determined that the Non-Controlling Interest should be reported outside of shareholder's deficit and has now been reclassified on the Balance Sheet. It was also determined that the 300,000 shares issued in trust as disclosed in Note 9(c) should have been recorded at $300 par value and also offset in additional paid-in capital until the shares are released from trust. These shares should also have been factored in the weighted average number of shares for computation of the net loss per share. The Company also determined that the $14,503 in interest generated on the mortgage investment, which the Company has impaired as disclosed in Note 3, should have been recorded as other income and subsequently written down, on the Statement of Operations. The following is a comparison of the summarized financial statements of the Company before and after the restatement:

         BALANCE SHEET

                                                         Original     Restated
                                                        ---------    ---------
         Total Assets                                   $ 439,279    $ 439,279
                                                        =========    =========

         Total Liabilities                              $ 630,888    $ 630,888
         Total Shareholder's Deficit                     (191,609)    (192,516)
                                                        ---------    ---------

         Total Liabilities and Shareholder's Deficit    $ 439,279    $ 439,279
                                                        =========    =========

         STATEMENT OF OPERATIONS

         Loss from operations                           $(327,828)   $(327,828)
         Total other income (expense)                     (45,183)     (45,183)
                                                        ---------    ---------

         Net Loss                                       $(376,307)   $(376,307)
                                                        =========    =========

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Overview

The following discussion and analysis of the operations, results, and financial position of Gemco Minerals Inc. ("Gemco","We" or the "Company"), for the nine months ended February 28, 2009 should be read in conjunction with the February 28, 2009 Consolidated Financial Statements and the related Notes. These documents are available at www.sedar.com. The Company is traded on the Nasdaq OTC Exchange under the symbol GMML. The effective date of this report is December 15, 2008.

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

In the 2007 and 2008 seasons, Gemco contracted Tenorex GeoServices to begin the expansion of the Burns Grid adjacent several surface workings and the historical Perkins showing where, in 1902, 10 tonnes of rock was processed and produced 311 grams gold as described in Gemco's NI43-101 report published in November 2007.
2.4 line kilometers (Lkm) of self-potential geophysical surveys over 9.0 Lkm of new grid were extended to the south of prior surveys completed in 2002 in an effort to locate an extension of the known mineralization: an assessment report outlining the findings and subsequent recommendations was submitted to the Ministry of Energy, Mines and Petroleum Resources.

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

An internal report was also made by Tenorex GeoServices summarizing the professional recommendations of various geologists working on the property from 2000 through to 2007 in an effort to define a strategic and focused field program for the Burns Group Gold Property. With this report and the recommendations presented within the NI43-101 technical report an aggressive and detailed exploration program was outlined for the 2008 field season, some of which has been deferred to the 2009 season, and includes the following:

     o    Continue expansion of the geo-grid on Mount Burns
     o    Establish survey control on the property
     o    Trail upgrade and maintenance program
     o    Detailed geologic mapping
     o    50 line kilometers of self-potential geophysical surveying
     o Beep mat reconnaissance surveys of key areas at previously defined airborne geophysical anomalies in addition to surveying all roads and trails
     o Follow up on geophysical surveys with trenching and channel sampling projects
     o    Conduct a surface diamond drill hole program in key target areas
     o Expand grassroots prospecting to the more remote perimeter of the property
     o Compile all historical and current exploration / mining data into an online interactive map-server application for use by company geologists and the public

Detailed research and the compilation of archived historical reports and maps are also ongoing. Already the research has significantly advanced the knowledge and value of the Burns Group gold/silver property.

In June 2007, Gemco acquired of 66.67% of the outstanding shares of EKG Minerals Inc. ("EKG"). EKG is a British Columbia registered private company which holds 100% interest in the 1181.64 hectare (2920 acre) gold/silver `Tom' claim group, also internally referred to as the 'Snowflake' property, located north of Oliver, BC. Tenorex GeoServices was contracted in the summer of 2007 to conduct assessment work on the property and a geophysical technical report was submitted to the BC Ministry of Energy and Mines upon completion of several days field work at the property. Physical and technical exploration activities were recorded on the property in 2008. On February 25, 2009 EKG's interest in the `Snowflake' mineral property was disposed for proceeds of $9,889 ($12,500 CDN

Gemco also has 100% interest in two placer properties in the Cariboo region: namely the Hawk LPM (lease of placer minerals) located four kilometers from Barkerville and the Joytown LPM which is located near the headwaters of Cunningham Creek. A permit to conduct placer testing operations is currently being prepared for the Joytown LPM at Cunningham Creek for the 2009 field season.


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

Natural Mineral Products

The Company continues in the business development for the magnetite natural mineral product trade named "Eco-Blast", as well as its Ilmenite "Talon Blast Abrasive" mineral product. These are environmentally safe products used in the industrial abrasive industry as outlined further below.

Recent environmental regulations throughout North America have restricted the use of traditional abrasives like silica-sand and some slags. This is particularly true in the blast cleaning (sand blasting) market where 5 million tons of abrasives are used each year. Magnetite and Ilmenite have emerged as less health damaging and more environmentally friendly alternatives to the traditional non-recyclable abrasives. The specific particle size of natural magnetite product performs optimally in blast cleaning applications and can be recycled. ECO-Blast and Talon Blast Abrasive are the branded blast abrasives of the Company using magnetite and Ilmenite blends.

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

The Company recently entered into an Exclusive Supply Agreement with Teichert and Son Inc., a California corporation doing business as Teichert Aggregates (Teichert). This contract pertains to the exclusive distribution rights of the minerals known as Ilmenite and Magnetite. Teichert produces Ilmenite and Magnetite as a by-product from its aggregate mining operations, and currently has an estimated 25,000 tons stored on-site in Central California.

These rights allow the Company to distribute and sell this product as a blast medium in the industrial abrasive industry in both Western U.S. and Canada. The Term of the Agreement is for a period of 5 years with an option for an additional 5 years, if agreeable by both parties. As part of the Agreement, the Company has agreed to purchase a minimum tonnage per contract year in order to maintain fixed pricing terms.

The effective commencement date of production is dependent on the Company first obtaining California Air Regulation Board approval for the use of these products as a blast medium and then establishing a drying, screening and bagging plant at a nearby location. In conjunction with Teichert, the Company has initiated the CARB test and the Company management is negotiating with a U.S. company for a site on which to locate the drying and bagging facility.

On December 2, 2008 the Company announced it had entered into an Agreement (the Agreement) for the sale of ilmenite and magnetite industrial minerals (the Product) with R.A. Temple Inc. (Temple), a California corporation.

The Product will be sourced from the Company's location in Sacramento, California, under its Exclusive Supply Agreement with Teichert Aggregate Inc. as announced May 27th, 2008, and will be sold under the Company's Black Talon brand name.

Temple may purchase up to 7,000 tons of ilmenite and magnetite per annum, from the commencement date, on a pre-determined pricing framework for a period of five years. The commencement date of the first shipment shall be no later April 1, 2009, which provides time for the Company to complete its California Air Regulation Board (CARB) standard approval for the use of this product as a blast medium and to establish a drying, screening and bagging plant at a nearby location.

Temple has supplied both blast abrasives and equipment to the metal finishing and water-jet cutting industry in the western region of the United States for over 28 years. As part of the Agreement, the Company also grants Temple exclusive distributorship for the Product in the State of Nevada and Northern California.

Results of Operations - Gemco Minerals Inc.
Nine Months Ended February 28, 2009

During the nine months ended February 28, 2009 the Company recorded an operating loss of $118,973 as compared to an operating loss of $230,800 for the nine months ended February 28, 2008, and recorded a net loss after other items of $166,526 as compared to a net loss of $265,539 for the nine months ended February 28, 2008. This is a decrease in operating loss of $111,827 and a decrease in the net loss of $99,013. The net loss represents $0.0072 per common share. The Company incurred $118,973 in operating expenses which consist mainly of: mineral property costs of $33,428 (2008 - $112,927), management and consulting fees, including accruals and share issuance, of $78,000 (2007 - $54,000), investor relations of $9,750 (2007 - $21,422) and professional fees of $15,357 (2007 - $15,454). The Company also recorded other items totaling $46,646 for the nine months ending February 28, 2009, which is an increase of $11,908 compared to the $34,738 in other items for the nine months ending February 28, 2008. This included interest and bank charges of $44,830. Other items also included $1,816 for a loss on disposal of mineral rights and $36,546 for the interest generated on the mortgage investment, with a corresponding writedown for impairment, as described in Note 5(g) and Note 3 of the financial statements respectively.

The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing

As of February 28, 2009, Gemco had total liabilities of $686,627, which is an increase of $55,739 as compared to $630,888 liabilities recorded at May 31, 2008. The Company's liabilities consist of $42,685 in accounts payable, $79,368 due to related parties, $71,374 due to shareholders and $493,200 in notes payable, of which $317,634 are due to related parties. The increase in liabilities is due primarily to additional amounts loaned from related parties during the period net of adjustments in the U.S. exchange rate for amounts denominated in Canadian funds.

The Company's current assets at February 28, 2009, consisted of $159 in cash which reduced by $3,118 from $3,277 as at May 31, 2008. Total assets as of February 28, 2009 were $417,394 with mineral claims recorded at $99,273, equipment net of amortization at $42,961, and investments of $275,000 for the mortgage held on real property as disclosed in Note 3(b) of the financial statements.


Selected Annual Information
The following are highlights of financial data on the Company for the most recently completed three financial years:

                                     Fiscal Year Ended May 31,
                                2008             2007             2006
                             ----------        ---------       ----------
Loss before Income Tax       $ (376,307)       $ (97,937)      $ (422,013)
Net Loss                       (376,307)         (97,937)        (422,013)
Loss Per Share                    (0.02)           (0.01)           (0.02)
Total Assets                    439,279          174,319          198,460
Total Liabilities               630,888          573,237          817,639

Liquidity and Capital Resources

The Company's assets are recorded at the lower of cost or market value. The total assets at February 28, 2009 were $417,394 net of amortization. The Company had a working capital deficiency of $686,468 at February 28, 2009 compared to a working capital deficiency of $627,611 as of May 31, 2008. The majority of Gemco's assets are long-term in nature and thus considered to be of lower liquidity. It is the Company's intention to liquidate the mortgage denoted above at the earliest reasonable opportunity to fund the Company. The Company's cash inflow has been generated mainly from shareholder loans, related party and short-term loans and subscription of common stock with minimal revenues and government incentive programs since inception.

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


Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls. Our management, including our principal executive and financial officer, does not expect that our disclosure controls and procedures or our internal control will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.


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

The Company's mortgage was due on demand as of February 5, 2009, and is now in default. The Company has taken legal action and was awarded a court ordered conduct of sale by the Kamloops Supreme Court, whereby the Company will proceed with listing and disposing the property to the benefit of all secured on the property.

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


Date: April 2, 2009


By: /s/ Tom Hatton
----------------------
Tom Hatton, President, Director
and Chief Executive Officer