Form 10-K/A
period 2008-05-31
Gemco Minerals, Inc.
filed 2009-05-15
CIK 1338118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A2

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
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Seethe definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter: 14,930,241 common shares at $0.08 = $1,194,419.

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 23,015,839 common shares $0.001 par value issued and outstanding as of August 1, 2008.

Documents Incorporated by Reference: None

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

Liquidity and Capital Resources

Cash and Working Capital

The Company’s had a cash position of $3,277 as of May 31, 2008, compared to cash of $14,753 as of May 31, 2007, with a working capital deficiency of $627,611 as of May 31, 2008, compared to a working capital deficiency of $558,484 as of May 31, 2007.

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

Cash Used in Operating Activities

Cash used in operating activities during the year ended May 31, 2008 was $268,822, compared to cash used in operating activities of $338,031 for the year ended May 31, 2007. We funded the cash used in operating activities primarily through shareholders loans and equity issues of our common shares.

Investing Activities

The Company recorded $908 in investing activities in the year ended May 31, 2008 from minority interest transactions, compared to $14,615 funds received in from disposition of investments recorded in the year ended May 31, 2007

The Company anticipates continuing to rely on equity sales of common shares in order to continue to fund its business operations, in addition to the potential liquidation of the mortgage investment.. Issuances of additional shares will result in dilution to existing shareholders. The Company does not have any arrangements in place for further sales of our equity securities.

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

(The Accompanying Notes are an Integral part of the Financial Statements)

GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended May 31, 2008 and 2007
(Expressed in U.S. dollars)

	Year ended May 31 2008	Year ended May 31 2007	Period from August 21, 1997 (date of inception) through May 31, 2008
		(Restated - Note 11)	(Restated - Note 11)
Revenue	$—	$—	$61,770

Operating Expenses
Depreciation	11,178	12,482	246,726
General and administrative	319,946	391,576	1,913,150

Total operating expenses	331,125	404,058	2,159,876

Loss before Other Items	(331,125)	(404,058)	(2,098,106)

Interest and bank charges	(47,655)	(82,161)	(576,789)
Loss / (Gain) on disposal of assets	2,472	—	(44,737)
Writedown of assets	(14,503)	—	(143,428)
Writedown of liabilities	—	365,753	365,753
Loss on disposal of shares	—	—	(1,685)
Other income	14,503	22,529	37,032

Total other income (expense)	(45,183)	306,121	(363,853)

Loss before Minority Interest and Income Taxes	$(376,307)	$(97,937)	$(2,461,959)

Minority interest	3,296	—	3,296
Provision for income taxes	—	—	—

Net Loss for the period	$(373,011)	$(97,937)	$(2,458,663)

Net loss per share -
Basic and fully diluted	$(0.0180)	$(0.0052)

Weighted-average number of shares	20,721,000	18,983,240

(The Accompanying Notes are an Integral part of the Financial Statements)

GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended May 31, 2008 and 2007
(Expressed in U.S. dollars)

	Year ended May 31 2008	Year ended May 31 2007	Period from August 21, 1997 (date of inception) through May 31, 2008
		(Restated - Note 11)	(Restated - Note 11)
Operating Activities
Net loss for the period	$(373,011)	$(97,937)	$(2,458,663)
Adjustments to reconcile net loss to net cash used in
operating and financing activities:

Depreciation	11,178	12,482	246,726
Shares issued for services	60,000	20,050	434,210
Loss on disposal and writedown of assests	—	—	176,134
Writedown of liabilities	—	(365,753)	(365,753)

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(37,497)	(37,537)	288,701
Due to related parties	70,510	130,663	201,173

Net cash provided by (used in) operating activities	(268,822)	(338,031)	(1,477,473)

Investing Activities
Disposition of investments	—	14,615	(99,272)
Acquisition of mineral claims	—	—	(48,894)
Minority interest in subsidiary	908	—	(422,175)

Net cash provided by investing activities	908	14,615	(570,340)

Financing Activities
Notes Payable	228,627	230,917	1,921,554
Advances from a related party	31,398	(77,057)	(45,659)
Advances from shareholders	(32,108)	80,754	129,106
Proceeds from share subscriptions	60,000	105,000	165,000

Net cash provided by investing activities	287,918	339,614	2,170,002

Foreign exchange included in other comprehensive loss	(31,480)	(13,242)	(118,912)

Net Increase (Decrease) in Cash	(11,476)	2,956	3,277

Cash, beginning	14,753	11,797	—

Cash, ending	$3,277	$14,753	$3,277

Supplemental disclosure of non-cash transactions:
Shares issued for services	$60,000	$20,050	$434,210
Shares issued for settlement of debt	$200,893	$206,390	$1,465,849
Shares issued for investment	$275,000	$—	$275,000
Shares issued to acquire EKG Minerals Inc.	$15,000	$—	$15,000
Shares issued for mineral asset	$—	$—	$—

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

GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
Period from August 21, 1997 (date of inception) through May 31, 2008
(Expressed in U.S. dollars)

	Common Shares Shares	Amount	Additional paid-in capital, and Contributed surplus	Shares Subscribed Payable	Deficit accumulated during the exploration phase	Other Comprehensive (Loss) Gain	Total
					(Restated - Note 11)		(Restated - Note 11)
Common shares subscribed for cash	500,000	500	39,500				40,000
Common shares issued for investment	750,000	750	274,250				275,000
Common shares issued to acquire EKG Minerals Inc.	150,000	150	14,850				15,000
Common shares issued in settlement of debt	1,004,464	1,004	199,888				200,893
Common shares issued for services rendered	375,000	375	59,625				60,000
Common shares issued for mineral asset (in-trust)	300,000	300	(300)				—
Liability to issue common shares subscribed				20,000			20,000
Translation adjustment						(31,480)	(31,480)
Net loss for the period					(373,011)		(373,011)

Balance at May 31, 2008	23,015,839	23,016	2,342,043	20,000	(2,458,663)	(118,912)	(192,516)

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2008, the Company has a working capital deficit of $627,611 and has accumulated losses of $2,458,663 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

On February 3, 2008, the Company received consideration in the form of a mortgage on real property, for the subscription of 750,000 shares at $0.37 per share, for a total value of $275,000. The mortgage is registered at $300,000 which is due on demand after February 5, 2009, and carries an interest rate of 16% compounded monthly. The Company’s intention is to liquidate the mortgage at the earliest reasonable opportunity to fund the Company. The mortgage has generated $14,502.50 in interest to May 31, 2008, which the Company has impaired in the financial statements until realization upon liquidation of the mortgage. The mortgage is a third mortgage against the property known as 2939 Shuswap Road, Kamloops, BC, Canada, and owned by Akal Forest Products Ltd. (Inc. No. BC0552200) and legally described as Lot C, DL 282, Kamloops Div., Yale District, Plan 37425 (PID No. 005-311-853).

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

At May 31, 2008, cumulative exploration costs on these mineral claims are $488,429 (May 31, 2007 - $334,629).

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

(a)

On January 15, 2007, the Company issued a promissory note to a director of the Company for proceeds of $88,961 (CDN$99,636). The note is unsecured, due interest of 12% per annum, and due on demand. On January 26, 2007, $44,643 (CDN$50,000) was converted into common shares of the Company, and on January 31, 2008 $30,000 (CDN$30,000) was also converted into common shares of the Company. During the twelve months ended May 31, 2008, the principal balance of the note increased by $8,883 (CDN$9,318) comprised of $2,883 in amounts advanced to the Company and $36,000 in management fees accrued, less the $30,000 amount converted into common shares. During the period between January 16, 2007 to May 31, 2008, the principal balance of the note has decreased by $9,186 (CDN$10,604). At May 31, 2008, the principal balance of $79,774 (CDN$89,032) and accrued interest of $13,543 (CDN$15,148) remained outstanding.

(b)

On January 15, 2007, the Company issued a promissory note to a principal of the Company for proceeds of $100,833 (CDN$112,933). The note is unsecured, due interest of 12% per annum, and due on demand. On January 26, 2007, $44,643 (CDN$50,000) was converted into common shares of the Company, and on January 31, 2008 $30,000 (CDN$30,000) was also converted into common shares of the Company. During the twelve months ended May 31, 2008, the principal balance of the note increased by $34,897 (CDN$35,622) comprised of $28,897 in amounts advanced to the Company and $36,000 in management fees accrued, less the $30,000 amount converted into common shares. During the period between January 16, 2007 to May 31, 2008, the principal balance of the note has increased by $33,611 (CDN$34,698). At May 31, 2008, principal balance of $134,445 (CDN$147,631) and accrued interest of $21,708 (CDN$23,988) remained outstanding.

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

a)

The Company has restated its financial statements for the year ended May 31, 2007. The Company determined that $365,753 in notes payable should not have been carried as liabilities as of May 31, 2007. The notes payable ceased to be liabilities of the Company during 2007 because of the tolling of the statute of limitations under the laws of Province of British Columbia. Accordingly, the cancellation of the liabilities was recorded as a gain on the Statement of Operations for the year ended May 31, 2007. It was also determined that the recording of non-cash share issuances for $206,390 in settlement of debt, and $24,527 in changes to notes payable, were improperly presented in the Consolidated Statements of Cash flow, and the Company has revised the recording within the statements. The restatement of these items resulted in a decrease of $230,917 operating activities and a corresponding increase of $230,917 in investing activities. The above adjustments have also concurrently affected the amounts from the date of inception August 21, 1997 through to May 31, 2007, which have been denoted below. The following is a comparison of the summarized financial statements of the Company before and after the restatement:

	Year Ended May 31, 2007			From Inception to May 31, 2007
	Original	Restated	Change	Original	Restated	Change
BALANCE SHEET
Total Assets	$174,319	$174,319	$—

Total Liabilities	938,990	573,237	(365,753)
Retained Earnings	(2,451,405)	(2,085,652)	365,753

Total Liablities and Shareholder's Deficit	174,319	174,319	—

STATEMENT OF OPERATIONS
Loss from Operations	$(404,058)	$(404,058)	$—	$(1,766,982)	$(1,766,982)	$—
Total Other Income (Expense)	(59,632)	306,121	365,753	(684,423)	(318,671)	365,753

Net Loss	$(463,690)	$(97,937)	$365,753	$(2,451,405)	$(2,085,652)	$365,753

Net Loss per Share	$(0.02)	$(0.01)	$0.01

STATEMENT OF CASHFLOWS
Operating Activities	$(107,114)	$(338,031)	$(230,917)	$564,736	$(1,208,651)	$(1,773,387)
Investing Activities	14,615	14,615	—	(571,248)	$(571,248)	—
Financing Activities	108,697	339,614	230,917	108,697	$1,882,084	1,773,387
Cash Ending	$14,753	$14,753	$—	$14,753	$14,753	$—

b)

The Company has restated its financial statements for the year ended May 31, 2008. The Company determined that the Non-Controlling Interest should be reported outside of shareholder's deficit and has now been reclassified on the Balance Sheet. The Company also determined that the $14,503 in interest generated on the mortgage investment, which the Company has impaired as disclosed in Note 3, should have been recorded as other income and subsequently written down, on the Statement of Operations. It was also determined that recording of the non-cash mortgage transaction for $275,000, the share issuances for settlement of debt of $200,893, the acquisition of assets for $15,001, and $25,347 in changes to notes payable, were improperly presented in the Consolidated Statements of Cashflow, and the Company has revised the recording within the statements. The restatement of these items resulted in a decrease of $516,241 in operating activities and a corresponding increase of $287,615 in investing activities and $228,627 in financing activities. The above adjustments have also concurrently affected the amounts from the date of inception August 21, 1997 through to May 31, 2008, which have been denoted below. The following is a comparison of the summarized financial statements of the Company before and after the restatement:

	Year Ended May 31, 2007			From Inception to May 31, 2007
	Original	Restated	Change	Original	Restated	Change
BALANCE SHEET
Total Assets	$439,279	$439,279	$—

Total Liabilities	630,888	630,888	—
Retained Earnings	(2,458,663)	(2,458,663)	—

Total Liablities and Shareholder's Deficit	$439,279	$439,279	—

STATEMENTS OF OPERATIONS
Loss from Operations	$(327,828)	$(331,125)	$(3,296)	$(2,094,810)	$(2,098,106)	$(3,296)
Total Other Income (Expense)	(45,183)	(45,183)	—	(363,853)	(363,853)	—

Net Loss	$(376,307)	$(373,011)	$3,296	$(2,461,960)	$(2,458,663)	$3,296

Net Loss per Share	$(0.02)	$(0.02)	$—

STATEMENTS OF CASH FLOWS
Operating Activities	$247,419	$(268,822)	$(516,241)	$731,695	$(1,477,473)	$(2,209,168)
Investing Activities	(286,707)	908	287,615	(857,955)	(570,340)	287,615
Financing Activities	59,291	287,918	228,627	248,448	2,170,002	1,921,554
Cash Ending	$3,277	$3,277	$—	$3,277	$3,277	$—

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2008 and concluded that the disclosure controls and procedures were not effective as a whole, and certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified resulted in the restatement of the previously reported financial statements and other related financial disclosure.

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

Item 13. Exhibits and Reports on Form 8-K.

The following reports on Form 8-K were filed during the year ended May 31, 2008:

None

The following are exhibits to this Annual Report

Exhibit No.	Identification of Exhibit

2.1	Articles of Incorporation *
2.2	Articles of Amendment dated March 1, 2000 *
2.3	Articles of Amendment dated September 25, 2001 *
2.4	Articles of Amendment dated March 30, 2006***
3.1	Form of Specimen of Common Stock *
3.2	Form of 2003 Debt Settlement Agreement *
3.3	Form of 2005 Common Stock Purchase Warrant *
10.1	Intellectual Property Assignment Agreement dated June 4, 1998 *
10.2	Pro Act Management Consulting Contract *
10.3	Georgia International Mining Option Agreement dated July 30, 2005 *
10.4	Golden Spike Agreement dated March 26, 2002 **
10.5	Firstline Recovery Assignment of Mineral Titles dated May 15, 2005
10.6	Canamex Joint Venture Agreement dated May 24, 2006
10.7	Related Party Promissory Notes dated January 15, 2007
10.8	Canamex Assignment Agreement dated January 23, 2007

14.0	Code Of Business Conduct & Ethics and Compliance Program****

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

*	Incorporated by reference from Form 10-SB Registration Statement on September 13, 2005
**	Incorporated by reference from Form 10-SB/A Registration Statement on November 2, 2005
***	Incorporated by reference from Form 8K Registration Statement on April 17, 2006
****	Incorporated by reference from Form 10K-SB Registration Statement on September 13, 2006

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

GEMCO MINERALS, INC.
(Registrant)

By:	/s/ Thomas C. Hatton

Thomas C. Hatton, President and Director
Chief Executive Officer
Date:	May 8, 2009

By:	/s/ Dorlyn R. Evancic

Dorlyn R. Evancic, Treasurer and Director
Chief Financial Officer
Date:	May 8, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas C. Hatton

Thomas C. Hatton, President and Director
Chief Executive Officer
Date:	May 8, 2009

By:	/s/ Dorlyn R. Evancic

Dorlyn R. Evancic, Treasurer and Director
Chief Financial Officer
Date:	May 8, 2009

By:	/s/ Evan A. Brett

Evan A. Brett, Secretary and Director
Date:	May 8, 2009