Form 10-K/A
period 2008-05-31
Gemco Minerals, Inc.
filed 2009-06-18
CIK 1338118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A3

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2008 and concluded that the disclosure controls and procedures were not effective because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified resulted in the restatement of the previously reported financial statements and other related financial disclosure.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal controls over financial reporting were ineffective due to some material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of May 31, 2008, the following material weaknesses existed:

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

GEMCO MINERALS, INC.
(Registrant)

By:	/s/ Thomas C. Hatton

Thomas C. Hatton, President and Director
Chief Executive Officer
Date:	June 17, 2009

By:	/s/ Dorlyn R. Evancic

Dorlyn R. Evancic, Treasurer and Director
Chief Financial Officer
Date:	June 17, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas C. Hatton

Thomas C. Hatton, President and Director
Chief Executive Officer
Date:	June 17, 2009

By:	/s/ Dorlyn R. Evancic

Dorlyn R. Evancic, Treasurer and Director
Chief Financial Officer
Date:	June 17, 2009

By:	/s/ Evan A. Brett

Evan A. Brett, Secretary and Director
Date:	June 17, 2009