Form 10-K
period 2009-05-31
Gemco Minerals, Inc.
filed 2009-08-25
CIK 1338118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2009

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ______________

Commission file number: 000-51523

GEMCO MINERALS, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	98-0582366

State or other jurisdiction of	I.R.S. Employer Identification No.
incorporation or organization

#203 – 20189 56TH Ave., Langley, British Columbia V3A 3Y6

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: 866 848 2940

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Seethe definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter:( 15,100,260 shares) based on the average bid and asked price as of $0.02 at May 31, 2009: $302,005

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 29,455,839 shares of Common Stock as of August 18, 2009

Documents Incorporated by Reference: None

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of test mining activities and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration activities, including test mining activities, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Act.

You should carefully read this Form 10-K and the documents incorporated by reference in their entirety. They contain information that you should consider when making your investment decision.

TABLE OF CONTENTS

Part I

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

Burns Group

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

Robert “Ned” Reid, PGeo, and Angelique Justason published Gemco Minerals Inc. NI43-101 technical report titled “Summary of Mineral Exploration Activities at the Mount Burns Claim Group” dated December 15, 2007. On the recommendations of the NI43-101 technical report, Gemco will be conducting a trenching program to define previously outlined geochemical and geophysical anomalies at the Foster’s East and Mount Burns grids. Advanced exploration activities, such as drilling, are also planned for the near future while reconnaissance work continues peripheral to the known showings.

In the 2007 and 2008 seasons, Gemco contracted Tenorex GeoServices to begin the expansion of the Burns Grid adjacent several surface workings and the historical Perkins showing where, in 1902, 10 tonnes of rock was processed and produced 311 grams gold as described in Gemco’s NI43-101 report published in December 2007. 2.4 line kilometers (Lkm) of self-potential geophysical surveys were conducted over a portion of the 9.0 Lkm of new grid (south of the 2002 grid) in an effort to locate an extension of the known mineralization: an assessment report outlining the findings and subsequent recommendations was submitted to the Ministry of Energy, Mines and Petroleum Resources.

In March 2009, Tenorex GeoServices also conducted a reconnaissance beep mat geophysical survey on over 50 line kilometers of snow packed trails across the property. Prospective conductive targets were mapped and a preliminary technical report is currently being compiled and will be submitted to the Ministry of Energy, Mines and Petroleum Resources.

An internal report was also made by Tenorex GeoServices summarizing the professional recommendations of various geologists working on the property from 2000 through to 2007 in an effort to define a strategic and focused field program for the Burns Group Gold Property. With this report and the recommendations presented within the NI43-101 technical report an aggressive and detailed exploration program was outlined, and includes the following:

•	Continue expansion of the geo-grid on Mount Burns

•	Establish survey control on the property

•	Trail upgrade and maintenance program

•	Detailed geologic mapping

•	50 line kilometers of self-potential geophysical surveying

•	Beep mat reconnaissance surveys of key areas at previously defined airborne geophysical anomalies in addition to surveying all roads and trails

•	Follow up on geophysical surveys with trenching and channel sampling projects

•	Conduct a surface diamond drill hole program in key target areas

•	Expand grassroots prospecting to the more remote perimeter of the property

•	Compile all historical and current exploration / mining data into an online interactive map-server application for use by company geologists and the public

Detailed research and the compilation of archived historical reports and maps are also ongoing. The research continues to significantly advance the knowledge and value of the Burns Group gold/silver property.

Other Mineral Properties

In June 2007, Gemco acquired of 66.67% of the outstanding shares of EKG Minerals Inc. (“EKG”). EKG is a British Columbia registered private company which held 100% interest in the 1181.64 hectare (2920 acre) gold/silver ‘Tom’ claim group, also internally referred to as the ‘Snowflake’ property, located north of Oliver, BC. Tenorex GeoServices was contracted in the summer of 2007 to conduct assessment work on the property and a geophysical technical report was submitted to the BC Ministry of Energy and Mines upon completion of several days field work at the property. Physical and technical exploration activities were recorded on the property in 2008. On February 25, 2009 EKG’s interest in the ‘Snowflake’ mineral property was disposed for proceeds of $9,889 ($12,500 CDN).

Placer Leases

Gemco also has 100% interest in two placer properties in the Cariboo region: namely the Hawk LPM (lease of placer minerals) located four kilometers from Barkerville and the Joytown LPM which is located near the headwaters of Cunningham Creek. See Page 20.

Mexico Placer Property

In May 2006, Gemco entered into a 50/50 joint venture partnership with Mexican registered Canamex Corporation. Canamex has been in the precious metal extraction research industry over the last twelve years. Gemco’s initial joint venture with Canamex involved testing on a 250 hectare placer claim for its industrial minerals and gold values. The property has access and foreshore rights to the Pacific Ocean and is located on the Baja Peninsula of Mexico.

In January 2007, Canamex assigned its interest to two additional placer claims in the Ensenada region of Baja California in the Exchange for 3% of the net sales of all industrial minerals extracted and a 3% net smelter royalty. As further consideration, 300,000 common shares were issued and held in trust, which are to be released upon verifying the claims can be brought to a commercially viable and completion of legal assignment of property rights. These properties consist of over 600 hectares, are approximately 27 kms in length of a dry arroyo with varying widths and several meters in depth. Preliminary testing showed estimates of a potential recovery of 5 million tonnes of alluvial magnetite and ilmenite mineral product.

In June 2007, the Company mandated Mr. Jaime Noguera Perez of Estero Servicios Ambientales Engineering (Estero) to conduct a works program to collect, review and evaluate existing geological information, conduct all field work, geological mapping, sourcing all information on applicable regulations and requirements for permits to extract up to 300,000 tons of material the first year of operation and up to two million tons per year thereafter. In August 2007, the Company received a progress report from Estero indicating that all field work has been completed and Estero began preparing an executive report for submission to the Mining office in Mexico City for final approval and attainment of permits to undertake mining operations. Gemco incorporated a wholly owned subsidiary in Mexico, named Black Stone Industries S.A. de C.V., which will carry out all future business activities on behalf of Gemco in Mexico.

The Company has expended over $82,000 to date on its Mexico property for costs including; the environmental study, management of the claims, attainment of permits, consulting and regulatory fees. Canamex recently advised it has received the mining permits from the mining office to extract 300,000 tons of material the first year, and two million tons every year thereafter. On final verification, all permits and licenses will be assigned over to Black Stone Industries, and Gemco will release the 300,000 shares from trust. Further, upon Black Stone Industries receiving the final mining permits and 100% control of the Claims a balance of $20,000 will be paid to Canamex for additional costs incurred. On consummation of the above, the Company plans to engage an independent firm to prepare an in-depth 43-101 technical report to meet standards and requirements for raising capital.

Natural Mineral Products

The Company continues in the business development for the magnetite natural mineral product trade named “Eco-Blast”, as well as its Ilmenite “Talon Blast Abrasive” mineral product. These are environmentally safe products used in the industrial abrasive industry as outlined further below. Recent environmental regulations throughout North America have restricted the use of traditional abrasives like silica-sand and some slags. This is particularly true in the blast cleaning (sand blasting) market where 5 million tons of abrasives are used each year. Magnetite and Ilmenite have emerged as less health damaging and more environmentally friendly alternatives to the traditional non-recyclable abrasives. The specific particle size of natural magnetite product performs optimally in blast cleaning applications and can be recycled. ECO-Blast and Talon Blast Abrasive are the branded blast abrasives of the Company using magnetite and Ilmenite blends.

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

Our wholly owned subsidiary, Firstline Recovery Systems Inc. was handling business development for the magnetite natural mineral product trade named Eco-Blast and/or Talon Blast, an environmentally safe product used in the industrial abrasive industry as outlined above. Although Firstline previously entered into an exclusive supply agreement with Teichert and Son Inc., a California corporation doing business as Teichert Aggregates, and an agreement for sale with R.A. Temple Inc. (Temple), a California corporation, these contracts recently lapsed due to Firstline’s inability to obtain the required CARB product approval, negotiate with a U.S. company for a site on which to locate the drying and bagging facility and to arrange sufficient financing to carry out the project. Therefore, Gemco has recently undertaken to negotiate new agreements on similar terms with both Teichert and Temple. Commitments have been attained with both companies and Gemco is coordinating to complete the new agreements within the first four months of the fiscal year.

The exclusive supply agreement with Teichert, originally announced May 27, 2008, pertains to the exclusive distribution rights of the minerals known as Ilmenite and Magnetite. Teichert produces Ilmenite and Magnetite as a by-product from its aggregate mining operations, and currently has an estimated 25,000 tons stored on-site in Central California.

These rights allow the Company to distribute and sell this product as a blast medium in the industrial abrasive industry in both Western U.S. and Canada. The Term of the Agreement is for a period of 5 years with an option for an additional 5 years, if agreeable by both parties. As part of the Agreement, the Company is required to purchase a minimum tonnage per contract year in order to maintain fixed pricing terms.

The effective commencement date of production is dependent on the Company first obtaining California Air Regulation Board (CARB) approval for the use of these products as a blast medium and then establishing a drying, screening and bagging plant at a nearby location. In conjunction with Teichert, the Company has initiated the CARB test and the Company’s management is negotiating with a U.S. company for a site on which to locate the drying and bagging facility.

The agreement for sale with Temple, originally announced December 2, 2008,pertains to the sale of ilmenite and magnetite industrial minerals (the Product) with R.A. Temple Inc. (Temple), a California corporation. The Product is to be sourced from the Company’s location in Sacramento, California, under its Exclusive Supply Agreement with Teichert and will be sold under the Company’s Black Talon brand name.

Under the Agreement Temple may purchase up to 7,000 tons of ilmenite and magnetite per annum, from the commencement date, on a pre-determined pricing framework for a period of five years. The commencement date of the first shipment was originally scheduled for no later April 1, 2009, and Gemco has attained commitment from Temple to extend the first shipment date from April 1, 2009 until such time that Gemco is scheduled to start production on or before December 1, 2009, which provides time to complete the California Air Regulation Board (CARB) standard approval for the use of this product as a blast medium and to establish a drying, screening and bagging plant at a nearby location.

Temple has supplied both blast abrasives and equipment to the metal finishing and water-jet cutting industry in the western region of the United States for over 28 years. As part of the Agreement, the Company also grants Temple exclusive distributorship for the Product in the State of Nevada and Northern California.

Item 1A Risk Factors:

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

Item 1B Unresolved Staff Comments:

As a Smaller Business Issuer, the Company is not required to make this disclosure and voluntarily discloses there are no unresolved Securities and Exchange Commission Staff comments requiring the Company’s filings.

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

Location and Access

The Burns Group project is located in the Quesnel Highland area of the Interior Plateau in the Province of British Columbia, as depicted in Figure 1 below. The property is situated within NTS area 93H/04, TRIM areas 93H002 and 93H003; centered approximately at 53° 03’ North latitude and 121° 38’ East longitude. The claims are in the Cariboo Mining District.

Figure 1: Burns Group Mineral Property Location Map (drafted by A.Justason Nov.2007)
Access to the northern portion of the property is via Highway 26 (Wells/Barkerville Highway) which transects the northwestern portion of the claims a distance of 10 Km west from the Town of Wells or 70 Km east of Quesnel. Additional access is via the deactivated ‘72F’ forest service road which heads south from the Stanley loop road, and joins into the historic Cariboo Waggon Trail. Though limited, several deactivated forest service roads and numerous ATV accessible trails provide additional access.

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

Exploration History (from Gemco’s 2007 NI43-101 Technical Report, with internal history update for 2008/09)

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

• In 1990, Tom Hatton( Gemco’s President) discovered an 8.5 ounce gold nugget at Burns Creek which was recorded and published in the B.C. mining records.

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

• 2007 saw a 4.3 line kilometer expansion of the 2002 Burns grid located at the Perkins/Beedy and Galena showing

• In 2007, Gemco obtained mineral rights to the Standard Mine site when a legacy claim at L62-64 expired

• In 2008, an expansion of the Burns grid was prepared and a SP geophysical survey was conducted

• In spring 2009, over 50 line kilometers of trail was surveyed for conductive anomalies using GDD Instrumentation’s ‘Beep Mat’, a small electromagnetic geophysical tool.

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

• Gemco Minerals Inc. acquired Mount Burns claim group from Firstline Recovery Systems Inc. in the summer of 2005.

• In 2006, a self potential geophysical survey of 1.1 line kilometers of the Foster’s East grid showed correlation with 2004 exploration program and provided further targets for the company

• Spring 2009 saw a small Beep Mat geophysical survey conducted on foot/snowshoe between the east edge of the Foster’s East grid and Highway 26.

Physiography and Geology (from Gemco’s 2007 NI43-101 Technical Report)

The project area lies in the forested mountain region located southwest of the Jack of Clubs Lake and is situated within the Quesnel Highlands on the eastern margin of the Interior Plateau. Elevations range from 1200 meters in the Stanley – Lightening Creek area to approximately 1680 meters at the mountain tops. Mountain summits are generally rounded, having been glaciated by continental ice sheets during the Pleistocene Epoch. Glacial till is the most widespread surficial deposit in the area. Areas of rock exposure are generally limited to fault related bluffs and, to some extent, mountain summits and road cuts. Drainage of the area is mostly within mossy draws which in several places lead into gold bearing placer creeks: these placer bearing creeks have been extensively worked and hydrauliced in the past. Less destructive means of placer exploration operations continue today. The area is in a moist climatic belt, subject to heavy snowfall in winter and generally rainy conditions in summer. The District of Wells can see winter accumulations of snow from about eight to over twenty feet. The area is usually snow free from late May to early November, providing Gemco Minerals Ltd. a four or five month window for an exploration season where the ground can be readily accessed. The Wells area is generally well forested; hillside slopes are dominated by spruce, pine, sub-alpine fir, accompanied by alders and other deciduous foliage on lower, wetter slopes flanking river valleys. At the Mount Burns Claim Group alone, it is estimated...that greater than 75% of the pine trees are presently dead standing due to the destructive nature of the pine beetle on the trees of the area over the past 6 years. Prior to 2002, no pine beetle kill was observed in the immediate area (pers.comm. A. Justason, 2006).

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

On the 15th of April, 2008 an action was commenced by a shareholder of Akal Forest Products Ltd. against a group of defendants, including Gemco Minerals Inc. In that action the plaintiff alleges that Gemco Minerals Inc. entered into a non-arms length transaction with Corey Hunter Babcock, an officer and director of Akal Forest Products Ltd. pursuant to which transaction Gemco sold to Babcock a number of shares in Gemco Minerals Inc. That sale was secured by a mortgage and assignment of rents against Lands owned by Akal Forest Products Ltd.

Counsel was retained and a statement of defense was filed by Gemco Minerals Inc. denying that Gemco Minerals Inc. was anything other than a bona fide purchaser for value in that transaction.

On or about April 28, 2008 an interlocutory order, without notice, was granted by the Supreme Court of British Columbia restraining both Mr. Babcock and Gemco from transferring, mortgaging, or hypothecating any of the shares issued by Gemco to Mr. Babcock in relation the aforementioned mortgage and assignment of rents.

On the 22nd of July 2008, the first mortgage holder of the Akal Forest Products Ltd. Lands commenced a foreclosure proceeding in the Supreme Court of B.C. against Akal Forest Products Ltd. In that action Gemco Minerals Inc. is named as a third mortgage holder and Respondent in relation to the mortgage and assignment of rents granted by Akal Forest Products Ltd. as security for the Babcock purchase of Gemco shares. Counsel was retained to protect the interests of Gemco in relation to its charges on the Akal Lands.

The Company’s mortgage was due on demand as of February 5, 2009, and is now in default. The Company took legal action and was awarded a court ordered conduct of sale by the Kamloops Supreme Court, whereby the Company proceeded with listing the property for disposal to the benefit of all secured on the property.

During the course of the listing, many proposals were discussed and although there were no written offers, a build-to-suit program was being negotiated with a potential tenant. However, the second mortgage holder concurrently petitioned the court for Conduct of Sale, without notification, and was awarded the Conduct of Sale to obtain an unconditional offer. The second mortgage holder is proceeding to list the property for sale.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Overview

Our common shares are quoted on the OTCBB (Over the Counter Bulletin Board) exchange sponsored by the NASDAQ (National Association of Securities Dealers) under the symbol GMML and the registrar and transfer agent for our common shares is, Interwest Transfer Co. The following table indicates the high and low bid prices of our common shares during the periods indicated:

QUARTER ENDED	HIGH BID	LOW BID

Aug 31, 2007	$0.25	$0.10
Nov 30, 2007	$0.09	$0.07
Feb 28, 2008	$0.13	$0.05
May 31, 2008	$0.10	$0.06
Aug 31, 2008	$0.08	$0.03
Nov 30, 2008	$0.07	$0.02
Feb 28, 2009	$0.06	$0.01
May 31, 2009	$0.02	$0.01

The source of the high and low bid information is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

As of May 31, 2009, the Company had 25,630,839 common shares issued and outstanding that were held by approximately 78 registered holders and an unknown number of additional holders whose stock is held in “street name.”

The Company has not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Purchase Warrants

As at May 31, 2009, the Company had 150,000 share purchase warrants outstanding.

On January 31, 2008, 150,000 warrants were issued as part of a debt conversion agreement with a principal shareholder. Each warrant is convertible into one common share, exercisable within two years at a price of $0.30 USD per share.

	Name	No. of Warrants	Exercise Price	Expiry Date

1	Great West Mgmt	150,000	$0.30	January 31, 2010

	Total	150,000

Securities Authorized for Issuance Under Equity Compensation Plans.

The Company does not currently have an equity compensation plan as tabulated in the table below outlining the Equity Compensation Plans as at May 31, 2009 year end.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	0	0	0

Total	0	0	0

Item 6 – Selected Financial Data

As a smaller reporting Company, the Company is not required to include this Item.

Item 7. Management’s Discussion and Analysis or Plan of Operation

The following analysis of the results of operations and financial condition of the company for the period ending May 31, 2009 should be read in conjunction with the company’s financial statements, including the notes thereto contained elsewhere in this form 10-KSB. Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Discussion of Operations & Financial Condition

During the twelve months ended May 31, 2009 the Company recorded an operating loss of $225,516 as compared to an operating loss of $331,125 for the twelve months ended May 31, 2008, and recorded a net loss after other items of $460,463 as compared to a net loss of $373,011 for the twelve months ended May 31, 2008. This is a decrease in operating loss of $105,609 and an increase in the net loss of $87,452. The net loss represents $0.02 per common share. The Company incurred $225,516 in operating expenses which consist mainly of: management and consulting fees of $102,865 (2008 - $72,000), mineral property costs of $62,874 (2008 - $153,800), professional fees of $24,339 (2008 - $31,332) and investor relations of $9,750 (2008 - $21,918).

The Company also recorded other items totaling $234,947 for the year ending May 31, 2009 (2008 - $45,183), which is comprised of the following:

•	Interest and bank charges of $80,102 which increased by $32,447 due to the increased liabilities.

•

Writedown of assets of $240,977, which includes a $200,000 impairment charge on the mortgage investment due to management’s evaluation of the realizable value of the asset with consideration of the current market and other conditions. This also includes a charge of $40,977, which is a writedown of the corresponding accrued interest recorded on the mortgage that management has impaired until the investment is liquidated.

•	Writedown of liabilities of $45,155 for notes payable which have passed the statute of limitations.

The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing

Selected annual information
	May 31, 2009	May 31, 2008

Revenues	Nil	Nil
Net Loss	$460,463	$373,011
Loss per share-basic and diluted	$0.02	$0.02
Total Assets	$221,920	$439,279
Total Liabilities	$804,602	$630,888
Cash dividends declared per share	Nil	Nil

As of May 31, 2009, Gemco had total liabilities of $804,602 consisting of $42,315 in accounts payable and accrued liabilities, $33,474 due to shareholders, $251,763 in notes payable and $477,050 due to related parties. Liabilities increased approximately $173,714 from 2008 due primarily to the following: an increase in amounts due to related parties of $192,325 from a combination of amounts loaned to the Company as well as wages and expenses accrued and interest generated on the loans.

Gemco’s current assets at May 31, 2009, consisted of $903 in cash which decreased by $2,374 from $3,277 as of May 31, 2008, and $5,448 in deposits relating to the mineral properties. Total assets as of May 31, 2009 were $221,920 with Mineral claims recorded at $99,273, equipment recorded at $41,295 net of depreciation and investments recorded at $75,000 for a mortgage held on commercial property, as disclosed in note 3 of the financial statements.

Revenues

No revenue was generated by the Company’s operations during the years ended May 31, 2009 and May 31, 2008.

Net Loss

The Company’s expenses are reflected in the Consolidated Statements of Operations under the category of Operating Expenses. To meet the criteria of United States generally accepted accounting principles (“GAAP”), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The significant components of expense that have contributed to the loss of $460,463 consists of mineral property costs, management and consulting fees, investor relations, commissions, professional fees and other items of accrued interest on short term notes and writedown of assets and liabilities as mentioned above. These expenses were recorded primarily as accrued expenses and/or non-cash transactions, as well as a combination of cash payments and an issuance of shares as disclosed in the Statement of Cashflows.

Plan of Operation

The Company’s ability to emerge from the exploration stage to conduct mining operations on its mineral properties, and to develop and market its industrial abrasive products, are dependent in large part, upon our raising additional equity financing.

The Company is determined in its mandate to exploit its assets and will continue to pursue raising capital. The use of future proceeds will be to finance the drilling program for Burns Mountain and provide the necessary working capital to expedite our works program on the Mexican properties and develop and market its industrial abrasives.

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

Mexican Operation

Gemco is continuing its initial phase of geological works and testing to confirm the quantity and attributes of the ilmenite and magnetite minerals at the Gaudalupana 1 and 2 mineral property, internally referred to as the 4 Amigos mineral property. Such works described will be completed within the next quarter upon which Gemco will engage one or more independent qualified persons to prepare an in depth geological report to support project financing. The objective is to bring one placer project into production commencing in the latter part of 2010. The Company’s Mexican subsidiary is coordinating all applicable licensing, permitting and other regulatory requirements necessary to commence such operations while assessing alternative processing facilities and transportation logistics.

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

The property is under option from Minera Canamex, S.A. Gemco has incorporated a wholly owned subsidiary in Mexico, named Black Stone Industries S.A. de C.V., which will carry out all future business activities on behalf of Gemco in Mexico. Also, to note, in Mexico placer and mineral claims are one in the same and are said to be mineral. In order to maintain the property, semi annual tenure fees are paid to the Mexican Federal Government, and are paid in full by Gemco as required.

To date, there has been no mining conducted on the property, although basic exploration works have been conducted at the property by Gemco to confirm the presence of magnetite and ilmenite at the property. Equipment was rented for the digging of the test pits and no equipment or plant is currently owned by Gemco Minerals Inc for the purpose of exploration or proposed future mining activities at the 4 Amigos mineral claim. Further exploration activities are required. Future plans, besides extensive exploration of the ground, include the construction of a concentrating plant which could be powered by a 3-phase power line which runs through the property; although, it is more likely that the plant will be powered by a diesel gen-set.

No known geological reports exist for the property and no known mineral exploration activites are known to have been conducted at the property prior to Gemco Minerals Inc involvement. The property is currently in exploration stage and no known reserves exist at the 4 Amigos mineral claim. To date a total of $82, 880 has been spent in maintaining and exploring the property; for costs including; the environmental study, management of the claims, attainment of permits, consulting and regulatory fees. Canamex recently advised it has received the mining permits from the mining office to extract 300,000 tons of material the first year, and two million tons every year thereafter. On final verification of such documents, all permits and licenses will be assigned over to Black Stone Industries, and Gemco will release the 300,000 shares to Canamex from trust. Further, upon Black Stone Industries receiving the final mining permits and control of the Claims, a balance of $20,000 will be paid to Canamex for additional costs incurred. On consummation of the above, the Company plans to engage an independent firm to prepare an in-depth 43-101 technical report at an estimated cost of $80,000 including required exploration works on the property.

Expenditures on property to date:

ITEM	COST ($USD)

Geological Assessment works and permitting	$46,200
Prospecting	$27,260
Equipment Rental	$3,300
Technical consulting and sampling	$6,120

TOTAL	$82,880

Other Mining Properties – Hawk and Joytown Placer Leases

Gemco also hold 100% placer rights to two placer lease of placer mineral (LPM) claims in the heart of the Barkerville Gold Belt of the Cariboo Mining District. The Hawk LPM is located about 5 kilometers east of Wells, BC and is accessible by travelling north approximately 3 kilometers along the Bowron Lake Road, a hard pack gravel road which intersects Highway 26 at the Barkerville Airstrip. The Joytown LPM is located about 20 kilometers southeast of Wells, BC and is accessible by travelling south along the 3100 Road (which also starts at the Barkerville Airstrip) to the 31X Road where a right hand turn will guide towards the ‘N’ Road, the road which accesses the western extremity of the property. The east side of the property can be accessed along the ‘Yanks Peak Trail’ from the 31X Road.

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

Figure 4: Gemco Minerals Inc Mineral and Placer Holdings Location Map (drafted by Tenorex GeoServices Feb.09)

Natural Mineral Products

Our wholly owned subsidiary, Firstline Recovery Systems Inc. was handling business development for the magnetite natural mineral product trade named Eco-Blast and/or Talon Blast, an environmentally safe product used in the industrial abrasive industry as outlined above. Although Firstline previously entered into an exclusive supply agreement with Teichert and Son Inc., a California corporation doing business as Teichert Aggregates, and an agreement for sale with R.A. Temple Inc. (Temple), a California corporation, these contracts recently lapsed due to Firstline’s inability to obtain the required CARB product approval, negotiate with a U.S. company for a site on which to locate the drying and bagging facility and to arrange sufficient financing to carry out the project. Therefore, Gemco has recently undertaken to negotiate new agreements on similar terms with both Teichert and Temple. Commitments have been attained with both companies and Gemco is coordinating to complete the new agreements within the first four months of the fiscal year.

The exclusive supply agreement with Teichert, originally announced May 27, 2008, pertains to the exclusive distribution rights of the minerals known as Ilmenite and Magnetite. Teichert produces Ilmenite and Magnetite as a by-product from its aggregate mining operations, and currently has an estimated 25,000 tons stored on-site in Central California.

These rights allow the Company to distribute and sell this product as a blast medium in the industrial abrasive industry in both Western U.S. and Canada. The Term of the Agreement is for a period of 5 years with an option for an additional 5 years, if agreeable by both parties. As part of the Agreement, the Company is required to purchase a minimum tonnage per contract year in order to maintain fixed pricing terms.

The effective commencement date of production is dependent on the Company first obtaining California Air Regulation Board (CARB) approval for the use of these products as a blast medium and then establishing a drying, screening and bagging plant at a nearby location. In conjunction with Teichert, the Company has initiated the CARB test and the Company’s management is negotiating with a U.S. company for a site on which to locate the drying and bagging facility.

The agreement for sale with Temple, originally announced December 2, 2008,pertains to the sale of ilmenite and magnetite industrial minerals (the Product) with R.A. Temple Inc. (Temple), a California corporation. The Product is to be sourced from the Company’s location in Sacramento, California, under its Exclusive Supply Agreement with Teichert and will be sold under the Company’s Black Talon brand name.

Under the Agreement Temple may purchase up to 7,000 tons of ilmenite and magnetite per annum, from the commencement date, on a pre-determined pricing framework for a period of five years. The commencement date of the first shipment was originally scheduled for no later April 1, 2009, and Gemco has attained commitment from Temple to extend the first shipment date from April 1, 2009 until such time that Gemco is scheduled to start production on or before December 1, 2009, which provides time to complete the California Air Regulation Board (CARB) standard approval for the use of this product as a blast medium and to establish a drying, screening and bagging plant at a nearby location.

Liquidity and Capital Resources

Cash and Working Capital

The Company’s cash position was $903 as of May 31, 2009, compared to cash of $3,277 as of May 31, 2008, with a working capital deficiency of $798,251 as of May 31, 2009, compared to a working capital deficiency of $627,611 as of May 31, 2008.

The Company’s assets are recorded at the lower of cost or market value. The total assets at May 31, 2009 were $221,920 net of amortization. The majority of our assets are long-term in nature and thus considered to be of lower liquidity. However, the Company is pursuing means to liquidate the mortgage held on commercial property at its earliest reasonable opportunity. The Company’s cash inflow has been generated mainly from shareholder loans, short-term loans and issuance of common stock with minimal revenues and government incentive programs since inception.

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

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
[Long-Term Debt Obligations]	$0	$0	$0	$0	$0
[Capital Lease Obligations]	$0	$0	$0	$0	$0
[Operating Lease Obligations]	$0	$0	$0	$0	$0
[Purchase Obligations]	$0	$0	$0	$0	$0
[Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP]	$0	$0	$0	$0	$0
Total	$0	$0	$0	$0	$0

Cash Used in Operating Activities

Cash used in operating activities during the year ended May 31, 2009 was$171,507, compared to cash used in operating activities of $268,822 for the year ended May 31, 2008. We funded the cash used in operating activities primarily through loans from shareholders and related parties and equity issues of our common shares.

Investing Activities

The Company recorded $11,705 in investing activities in the year ended May 31, 2009 from $12,613 in disposition of mineral claims less a corresponding minority interest transaction of $908, compared to $908 minority interest transaction recorded in the year ended May 31, 2008

The Company anticipates continuing to rely on equity sales of common shares in order to continue to fund its business operations, in addition to the potential liquidation of the mortgage investment. Issuances of additional shares will result in dilution to existing shareholders. The Company does not have any arrangements in place for further sales of our equity securities.

Minority Interest

The Company recorded a non-controlling interest of $908 on the balance sheet and statement of cash flows, which represented the one third book value portion of its subsidiary, EKG Minerals Inc. which wass owned by an arms length party. During the year ended May 31, 2009, the asset of EKG was disposed of to the owner of the one third share in EKG, and he simultaneously relinquished his shares in EKG, and the minority interest was reduced to nil.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FASB Interpretation 46 (revised December 2003), “Consolidation of Variable Interest Entities an interpretation of ARB No. 51,” as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies.

Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Item 7A Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements

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

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Gemco Minerals, Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Gemco Minerals, Inc. (An Exploration Stage Company) as of May 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended May 31, 2009, 2008 and since inception on August 21, 1997 through May 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gemco Minerals, Inc. (An Exploration Stage Company) as of May 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended May 31, 2009, 2008 and since inception on August 21, 1997 through May 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has generated minimal revenues since inception and has never paid and dividends, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
August 7, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	May 31	May 31,
	2009	2008

		(Restated - Note 11)
Assets
Current:
Cash	$903	$3,277
Deposits	5,448	—

Total Current Assets	6,352	3,277

Investment (Note 3)	75,000	275,000
Mineral Claims (Note 5)	99,273	111,886
Equipment, net (Note 4)	41,295	49,116

	215,569	436,002

Total Assets	$221,920	$439,279

Liabilities
Current:
Accounts payable	$42,315	$38,322
Due to related parties (Note 6(a))	35,254	70,894
Due to shareholders (Note 6(b))	33,474	28,529
Notes payable - related parties (Note 7)	441,796	249,471
Notes payable (Note 8)	251,763	243,671

Total Liabilities	804,602	630,888

Non-Controlling Interest	—	908
Stockholders’ Deficit
Common Stock
Authorized - 50,000,000 Common shares with par value of $0.001
Issued and Outstanding - 25,630,839 and 23,015,839 shares, respectively	25,631	23,016
Additional paid-in capital	2,404,178	2,342,043
Subscriptions payable (Note 9(h))	—	20,000
Other accumulated comprehensive loss	(93,365)	(118,912)
Deficit, accumulated during the exploration stage	(2,919,126)	(2,458,663)

Total Shareholder’s Deficit	(582,682)	(192,516)

Total Liabilities and Shareholders’ Deficit	$221,920	$439,279

(The Accompanying Notes are an Integral part of the Financial Statements)

GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

	Year ended May 31 2009	Year ended May 31 2008	Period from August 21, 1997 (date of inception) through May 31, 2009

		(Restated - Note 11)	(Restated - Note 11)

Revenue	$—	—	61,770

Operating Expenses
Depreciation	7,821	11,178	254,547
General and administrative	217,695	319,946	2,130,845

Total operating expenses	225,516	331,124	2,385,392

Loss before Other Items	(225,516)	(331,124)	(2,323,622)

Interest and bank charges	(80,102)	(47,655)	(656,891)
Loss on disposal of assets	—	2,472	(44,737)
Writedown of assets	(240,977)	(14,503)	(384,405)
Writedown of liabilities	45,155	—	410,908
Loss on disposal of shares	—	—	(1,685)
Other income	40,977	14,503	78,009

Total other income (expense)	(234,947)	(45,183)	(598,800)

Loss before Minority Interest and Income Taxes	$(460,463)	$(376,307)	$(2,922,422)

Minority interest	—	3,296	3,296
Provision for income taxes	—	—	—

Net Loss for the period	$(460,463)	$(373,011)	$(2,919,126)

Net loss per share -
Basic and fully diluted	$(0.02)	$(0.02)

Weighted-average number of shares	23,002,030	20,721,000

(The Accompanying Notes are an Integral part of the Financial Statements)

GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	Year ended May 31 2009	Year ended May 31 2008	Period from August 21, 1997 (date of inception) through May 31, 2009

		(Restated - Note 11)	(Restated - Note 11)

Operating Activities
Net loss for the period	$(460,463)	$(373,011)	$(2,919,126)

Adjustments to reconcile net loss to net cash used in operating and financing activities:

Depreciation	7,821	11,178	254,547
Shares issued for services	39,750	60,000	473,960
Shares issed for debt consideration	5,000	—	5,000
Loss on disposal and writedown of assets	200,000	—	376,134
Writedown of liabilities	(45,155)	—	(410,908)

Changes in operating assets and liabilities
Deposits	(5,448)	—	(5,448)
Accounts payable and accrued liabilities	3,993	(37,497)	292,694
Due to related parties	82,995	70,510	284,168

Net cash provided by (used in) operating activities	(171,507)	(268,822)	(1,648,978)

Investing Activities
Disposition of investments	—	—	(99,272)
Disposition/(Acquisition) of mineral claims	12,613	—	(36,281)
Minority interest in subsidiary	(908)	908	(423,083)

Net cash provided by investing activities	11,705	908	(558,635)

Financing Activities
Notes Payable	53,247	228,627	1,974,801
Advances from related parties	73,689	31,398	28,030
Advances from shareholders	4,945	(32,108)	134,051
Proceeds from share subscriptions	—	60,000	165,000

Net cash provided by investing activities	131,881	287,918	2,301,882

Foreign exchange included in other comprehensive loss	25,547	(31,480)	(93,365)

Net Increase (Decrease) in Cash	(2,374)	(11,476)	903
Cash, beginning	3,277	14,753	—

Cash, ending	$903	$3,277	$903

Supplemental disclosure of non-cash transactions:
Shares issued for services	$39,750	$20,050	$473,960
Shares issued for settlement of debt	$—	$206,390	$1,465,849
Shares issued for investment	$—	$—	$275,000
Shares issued to acquire asset	$—	$—	$15,000

(The Accompanying Notes are an Integral part of the Financial Statements)

GEMCO MINERALS INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Period from August 21, 1997 (date of inception) through May 31, 2009
(Expressed in U.S. dollars)

	Common Shares Shares	Amount	Additional paid-in capital, and Contributed surplus	Shares Subscribed Payable	Deficit accumulated during the exploration stage	Other Comprehensive (Loss) Gain	Total

					(Restated - Note 11)		(Restated - Note 11)
Balance at August 21, 1997	—	$—	$—		$—	$—	$—

Common shares issued for incorporation, organizational,and business plan development services on Oct 31/99 at par value	5,000,000	$5,000					5,000
Net loss for the period					(5,000)	—	(5,000)

Balance at May 31, 1999 and 2000	5,000,000	5,000	—		(5,000)	—	—

Surrender and cancellation of common shares on Jun 25/00 at par value	(3,315,000)	(3,315)					(3,315)
Common shares issued to acquire EchoDrive project on Jun 25/00 at $0.005 per share	16,000,000	16,000	59,000				75,000

Net income for the year					3,315	—	3,315
Balance at May 31, 2001	17,685,000	17,685	59,000		(1,685)	—	75,000

Net loss for the year					(274,113)		(274,113)

Balance at May 31, 2002	17,685,000	17,685	59,000		(275,798)	—	(199,113)

Surrender of common shares on cancellation of EchoDrive project Jul 18/02 at $0.005 per share	(16,000,000)	(16,000)	(59,000)				(75,000)
Common shares issued to acquire Firstline Recovery Systems Inc. Nov 18/02 at par value	5,025,000	5,025					5,025
Common shares issued in settlement of debt on Nov 18/02 at $0.01 per share	951,000	951	89,984				90,935
Common shares issued for services rendered on Nov 18/02 at $0.06 per share	1,657,500	1,658	97,792				99,450
Translation adjustment						(21,246)	(21,246)
Net loss for the year					(455,330)		(455,330)

Balance at May 31, 2003	9,318,500	$9,319	$187,776		$(731,128)	$(21,246)	$(555,279)

Common shares issued in settlement of debt on Dec 31/03 at $0.18 per share	3,540,844	3,541	623,183				626,724
Translation adjustment						43,099	43,099
Net loss for the year					(435,501)		(435,501)

Balance at May 31, 2004	12,859,344	12,860	810,959		(1,166,629)	21,853	(320,957)

Common shares issued for services rendered on Nov 16/04 at $0.05 per share	2,000,000	2,000	98,000				100,000
Translation adjustment						(15,208)	(15,208)
Net loss for the year					(399,073)		(399,073)

Balance at May 31, 2005	14,859,344	14,860	908,959		(1,565,702)	6,645	(635,238)

Common shares issued in settlement of debt on Jun 14/05 at $0.16 per share	2,147,471	2,147	338,760				340,907
Common shares issued for services rendered on Apr 20/06 at $0.10 per share	1,480,000	1,480	146,520				148,000
Common shares subscribed in flow through offering on May 31/06 at $0.25 per share	120,000	120	29,880				30,000
Translation adjustment						(80,835)	(80,835)
Net loss for period					(422,013)		(422,013)

Balance at May 31, 2006	18,606,815	$18,607	$1,424,119		$(1,987,715)	$(74,190)	$(619,179)

(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
Period from August 21, 1997 (date of inception) through May 31, 2009
(Expressed in U.S. dollars)

	Common Shares Shares	Amount	Additional paid-in capital, and Contributed surplus	Shares Subscribed Payable	Deficit accumulated during the exploration stage	Other Comprehensive(Loss) Gain	Total

					(Restated - Note 11)		(Restated - Note 11)
Common shares issued in settlement of debt on Jan 26/07 at $0.25 per share	767,560	768	191,123				191,890
Common shares issued for services rendered on Jan 26/07 at $0.22 per share	92,000	92	19,958				20,050
Common shares issued for mineral asset on Jan 26/07 at $0.30 per share	50,000	50	14,450				14,500
Common shares subscribed in flow-through offering on Jan 26/07 at $0.25 per share	420,000	420	104,580				105,000
Translation adjustment						(13,242)	(13,242)
Net loss for the year (Restated - Note 11)					(97,937)		(97,937)
Balance at May 31, 2007	19,936,375	19,936	1,754,230		(2,085,652)	(87,432)	(398,918)

Common shares issued to acquire EKG Minerals Inc. on Jun 6/07 at $0.10 per share	150,000	150	14,850				15,000
Common shares subscribed for cash on Nov 16/07 at $0.08 per share	500,000	500	39,500				40,000
Common shares issued in settlement of debt on Jan 31/08 at $0.20 per share	1,004,464	1,004	199,888				200,893
Common shares issued for investment on Feb 3/08 at $0.37 per share	750,000	750	274,250				275,000
Common shares issued for services rendered on Feb 28/08 at $0.16 per share	375,000	375	59,625				60,000
Common shares issued for mineral asset (in-trust) on Feb 28/08 at $nil per share	300,000	300	(300)				—
Share subscriptions payable	—	—		20,000			20,000
Translation adjustment						(31,480)	(31,480)
Net loss for the period					(373,011)		(373,011)

Balance at May 31, 2008	23,015,839	23,016	2,342,043	20,000	(2,458,663)	(118,912)	(192,516)

Share subscriptions payable, shares issued on Aug 20/08 at $0.20 per share	100,000	100	19,900	(20,000)			—
Common shares issued for services rendered on Aug 20/08 at $0.15 per share	265,000	265	39,485				39,750
Common shares issued in consideration for loan on May 26/09 at $0.02 per share	250,000	250	4,750				5,000
Common shares issued in-trust as security for loan on May 26/09 at $nil per share	2,000,000	2,000	(2,000)				—
Translation adjustment						25,547	25,547
Net loss for the period					(460,463)		(460,463)

Balance at May 31, 2009	25,630,839	25,631	2,404,178	—	(2,919,126)	(93,365)	(582,682)

(The Accompanying Notes are an Integral part of the Financial Statements)

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year ended May 31, 2009
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at February 28, 2009, the Company has a working capital deficit of $798,251 and has accumulated losses of $2,919,126 since inception. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation and Consolidation

These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Firstline Recovery Systems Inc. (“Firstline”), a company incorporated in the Province of British Columbia, Canada, on June 1, 1998 and its subsidiary EKG Minerals Inc. (“EKG”)a company incorporated in the Province of British Columbia, Canada, on October 8, 2004. All intercompany transactions and balances have been eliminated. The Company’s fiscal year end is May 31.

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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year ended May 31, 2009
(Expressed in U.S. dollars)

2)	Summary of Significant Accounting Policies (continued)

	c)	Cash and Cash Equivalents

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

	f)	Foreign Currency Transactions/Balances

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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year ended May 31, 2009
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

	g)	Mineral Property Costs

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

	h)	Long-Lived Assets

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

	i)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2009, the Company’s accumulated comprehensive loss was comprised was foreign currency translation adjustments of $93,365.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year ended May 31, 2009
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

	j)	Income Taxes

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

	k)	Stock-based Compensation

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

	l)	Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year ended May 31, 2009
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

	l)	Recent Accounting Pronouncements (continued)

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FASB Interpretation 46 (revised December 2003), “Consolidation of Variable Interest Entities an interpretation of ARB No. 51,” as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year ended May 31, 2009 (Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

	l)	Recent Accounting Pronouncements (continued)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies.

Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year ended May 31, 2009
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

	l)	Recent Accounting Pronouncements (continued)

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year ended May 31, 2009
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

	l)	Recent Accounting Pronouncements (continued)

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

	m)	Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current period’s presentation.

3.	Investments

 On February 3, 2008, the Company received consideration in the form of a mortgage on real property, for the subscription of 750,000 shares at $0.37 per share, for a total value of $275,000. The mortgage is registered at $300,000, and carries an interest rate of 16% compounded monthly. The mortgage is a third mortgage against the property known as 2939 Shuswap Road, Kamloops, BC, Canada, and owned by Akal Forest Products Ltd. (Inc. No. BC0552200) and legally described as Lot C, DL 282, Kamloops Div., Yale District, Plan 37425 (PID No. 005-311-853).The Company’s intention is to liquidate the mortgage at the earliest reasonable opportunity to fund the Company. The mortgage has generated $40,977 in interest during the fiscal period ended February 28, 2009, which the Company has impaired in the financial statements until realization upon liquidation of the mortgage. The mortgage was due on demand as of February 5, 2009, and is now in default, however the Company continues to pursue all avenues available to liquidate the asset. In the year ended May 31, 2009, the Company has evaluated the carrying value of the mortgage investment, considering current market and other conditions, and has recorded an impairment charge of $200,000. The mortgage investment is carried at a written down value of $75,000 as at May 31, 2009.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year ended May 31, 2009
(Expressed in U.S. dollars)

4.	Property and Equipment

	Cost $	Accumulated Depreciation $	Net Book Value $

May 31, 2009	50,380	9,085	41,295

May 31, 2008	295,842	246,726	49,116

The Company has assessed the carried capital equipment and determined that certain items are now fully depreciated and have become obsolete with no realizable value. Therefore, the recorded cost and accumulated depreciation have been adjusted down to reflect this in the chart above.

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

(d)

On January 23, 2007, Canamex assigned its interest in two additional placer claims in the Ensenada region of Baja California in the Exchange for 3% of the net sales of all industrial minerals extracted and a 3% net smelter royalty. As further consideration, 300,000 common shares were issued and are held in trust, see Note 9(c), which are to be released only upon verifying the claims can be brought to a commercially viable project and completion of legal assignment of property rights.

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

	(g)	On February 25, 2009, the Company’s subsidiary EKG Minerals Inc. (“EKG”), disposed of its interest in the ‘Snowflake’ mineral property for proceeds of $9,889 ($12,500 CDN).

As at February 28, 2009, cumulative exploration costs on these mineral claims are $551,303 (May 31, 2008 - $485,133).

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year ended May 31, 2009
(Expressed in U.S. dollars)

6.	Related Party Transactions

	(a)	As at February 28, 2009, the Company owed $35,254 to various management and directors for funding of working capital. The amounts are unsecured, non-interest bearing, and due on demand.

	(b)	As at February 28, 2009, the Company owed $33,474 to various shareholders of the Company for funding of working capital. The amounts are unsecured, non-interest bearing, and due on demand.

	(c)	See Note 7 and Note 9.

7.	Notes Payable – Related Parties

(a)

On January 15, 2007, the Company issued a promissory note to a director of the Company for proceeds of $88,961 (CDN$99,636). The note is unsecured, due interest of 12% per annum, and due on demand. On January 26, 2007, $44,643 (CDN$50,000) was converted into common shares of the Company at $0.25 per share, and on January 31, 2008 $30,000 (CDN$30,000) was also converted into common shares of the Company at $0.20 per share. During the twelve months ended May 31, 2008, the principal balance of the note increased by $8,883 (CDN$9,318), and during the twelve months ended May 31, 2009 the principal balance of the note increased by $36,233 (CDN$41,892), comprised of $233 in net amounts advanced to the Company and $36,000 in management fees accrued. During the period between January 16, 2007 to May 31, 2009, the principal balance of the note has increased by $27,047 (CDN$31,288). At May 31, 2009, the principal balance of $116,008 (CDN$130,924) and accrued interest of $29,089 (CDN$32,676) remained outstanding.

(b)

On January 15, 2007, the Company issued a promissory note to a principal of the Company for proceeds of $100,833 (CDN$112,933). The note is unsecured, due interest of 12% per annum, and due on demand. On January 26, 2007, $44,643 (CDN$50,000) was converted into common shares of the Company at $0.25 per share, and on January 31, 2008 $30,000 (CDN$30,000) was also converted into common shares of the Company at $0.20 per share. During the twelve months ended May 31, 2008, the principal balance of the note increased by $34,897 (CDN$35,622), and during the twelve months ended May 31, 2009 the principal balance of the note increased by $24,348 (CDN$28,151), comprised of $11,652 in net draw downs from the Company and $36,000 in management fees accrued. During the period between January 16, 2007 to May 31, 2009, the principal balance of the note has increased by $57,960 (CDN$62,849). At May 31, 2009, the principal balance of $158,793 (CDN$175,783) and accrued interest of $43,369 (CDN$47,961) remained outstanding.

(c)

On March 20, 2009, the Company issued a promissory note to a director of the Company for proceeds of $4,610 (CDN$5,500). The note is unsecured, due interest of 15% per annum, and due on demand. At May 31, 2009, the principal balance and accrued interest of $136 (CDN$158) remained outstanding.

(d)

On March 31, 2009, the Company issued a promissory note to a principal of the Company for proceeds of $87,594 (CDN$104,500). The note is due interest of 15% per annum for a term of one year, and is secured by 2,000,000 common shares of the Company and the proceeds from any liquidation of the Company’s mortgage investment. At May 31, 2009, the principal balance and accrued interest of $2196 (CDN$2,539) remained outstanding.

F-16

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year ended May 31, 2009
(Expressed in U.S. dollars)

8.	Notes Payable

At May 31, 2008 the Company had promissory notes outstanding with a principal balance of $145,840 and accrued interest of $97,831. The notes were unsecured, due interest ranging from 0-18% per annum, and due on demand. In the year ended May 31, 2009, the Company issued promissory notes for proceeds of $37,563, which are unsecured, due interest ranging from 10-15% per annum, and due on demand. At May 31, 2009, the Company also wrote down notes payable in the amount of $47,822 (CDN$52,207) which were past the limits of the statute of limitations under the laws of the Province of British Columbia as to collectability. At May 31, 2009, the principal balance of $151,661 and accrued interest of $100,103 remained outstanding for all notes payable.

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

(c)

Pursuant to the assignment agreement with Canamex on January 27, 2007, the Company agreed to issue 150,000 common 144 restricted shares into trust to two arms length parties for a total of 300,000 shares. The shares were issued February 28, 2008 and have been recorded at $300.00 par value with an offsetting amount in additional paid-in capital. The issued shares are held in trust and will either be released or cancelled upon future verification of the claim as commercially viable or non-viable respectfully. Upon any future release of the said shares for a commercially viable project and completion of legal assignment of property rights, the recorded value of the shares will be denoted at market value at the time of release from trust.

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

F-16

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year ended May 31, 2009
(Expressed in U.S. dollars)

9)	Common Stock (continued)

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

(i)

On May 26, 2009, the Company issued 250,000 common 144 restricted shares to a related party as part of the consideration for funds loaned to the Company as disclosed in Note 7(d). In addition, 2,000,000 common 144 restricted shares were allotted to the related party as security in escrow for said loan, and are held in trust. The consideration shares were recorded at the deemed price of $0.02 per share for a total value of $5,000, and the security shares were recorded at par value of $0.001 for a value of $2,000, which was offset in additional paid-in capital with negative $(2000) pending any future release or cancelation. This gives a net value of zero to these shares. The security shares are to be held in trust until the loan is paid in full, upon which they will be returned to the Company and cancelled.

10.	Subsequent Events

(a)

On June 4, 2009 the Company has received funding in the amount of $24,500 as a loan from a director. The Company also resolved to issue 25,000 restricted common shares as consideration and placement of the loan, which were issued on August 7, 2009.

(b)

On July 6, 2009, the Company received funding in the amount of $250,000 as a loan from a non-related party. The Company also resolved to issue 1,100,000 restricted common shares as consideration and placement of the loan and an additional 2,500,000 restricted common shares as security under escrow agreement for the loan, which were all issued on July 8, 2009.

	(c)	On August 7, 2009, the Company resolved to convert a portion of a loan from a principal shareholder in the amount of $8,000 for issuance of 200,000 shares.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year ended May 31, 2009
(Expressed in U.S. dollars)

11.	Restated Financial Statements

The Company has restated its financial statements for the year ended May 31, 2008. The Company determined that the Non-Controlling Interest of $908 should be reported outside of shareholder’s deficit and this was reclassified on the Balance Sheet. The Company also determined that the $14,503 in interest generated on the mortgage investment, which the Company has impaired as disclosed in Note 3, should have been recorded as other income and subsequently written down, on the Statement of Operations. It was also determined that recording of the mortgage transaction for $275,000, the share issuances for settlement of debt of $200,893, the acquisition of assets for $15,001, and $25,347 in changes to notes payable, were improperly categorized in the Consolidated Statements of Cashflow, and the Company has revised the recording within the statements. The restatement of these items resulted in a decrease of $516,241 in operating activities and corresponding increases of $287,615 in investing activities and $228,627 in financing activities. The above adjustments have also concurrently affected the recordings from the date of inception August 21, 1997 through to May 31, 2008, which have been denoted below. The following is a comparison of the summarized financial statements of the Company before and after the restatement:

	Year Ended May 31, 2008			From Inception to May 31, 2008
	Original	Restated	Change	Original	Restated	Change
BALANCE SHEET
Total Assets	$439,279	$439,279	$—

Total Liabilities	630,888	630,888	—
Retained Earnings	(2,458,663)	(2,458,663)	—

Total Liablities and Shareholder’s Deficit	$439,279	$439,279	—

STATEMENT OF OPERATIONS
Loss from Operations	$(327,828)	$(331,125)	$(3,296)	$(2,094,810)	$(2,098,106)	$(3,296)
Total Other Income (Expense)	(45,183)	(45,183)	—	(363,853)	(363,853)	—

Net Loss	$(376,307)	$(373,011)	$3,296	$(2,461,960)	$(2,458,663)	$3,296

Net Loss per Share	$(0.02)	$(0.02)	$—

STATEMENT OF CASHFLOWS
Operating Activities	$247,419	$(268,822)	$(516,241)	$731,695	$(1,477,473)	$(2,209,168)
Investing Activities	(286,707)	908	287,615	(857,955)	(570,340)	287,615
Financing Activities	59,291	287,918	228,627	248,448	2,170,002	1,921,554
Cash Ending	$3,277	$3,277	$—	$3,277	$3,277	$—

Item 9. Changes In & Disagreements with Accountants on Accounting & Financial Disclosure

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2009 and concluded that the disclosure controls and procedures were not effective because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified resulted in the restatement of the previously reported financial statements and other related financial disclosure.

Management’s Report on Internal Control over Financial Reporting

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal controls over financial reporting were ineffective due to some material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of May 31, 2009, the following material weaknesses existed:

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

In order to mitigate these material weaknesses to the fullest extent possible, all financial reports are reviewed by the Chief Financial Officer, who has limited system access. In addition, meetings are held with the Board of Directors and the Audit Committee. If at any time we determine a new control can be implemented to mitigate these risks at a reasonable cost, it is implemented as soon as possible.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Corporation	Age	Date First Elected / Appointed

Thomas Charles Hatton	President and Director	66	January 10, 2005
Evan Allan Brett	Secretary, and Director	68	February 10, 2005
Dorlyn Robert Evancic	Treasurer and Director	45	March 1, 2005

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

Thomas C. Hatton has served as our President & CEO and a Director since January 2005. Mr. Hatton has extensive experience in all facets of the minerals and mining industry. Over the past twenty five years Tom’s experience has been and continues to be on the training and technical side of the mineral and placer mining operations, from the field start-up stage to completion and the managing of production. Mr. Hatton ran his own placer mining operation for ten years prior to joining Gemco. Over the ten years, with only five months production time per season, Tom extracted over 4,500 ounces of gold from his placer mining operations. Tom’s operation was based within ten miles of Gemco’s present mineral claims at Burns Mountain. Further, both Tom and the Company’s geologist have lived in the same region for over 20 years and continue to live there. They have explored many of the mineral grounds within the area and have become invaluable to the Gemco team and are highly respected in the local mining community. His knowledge and expertise in the mining industry are instrumental to the Company.

Dorlyn R. Evancic, CGA has served as our Treasurer & CFO and a Director since March 2005. Mr. Evancic has a diverse background and business acumen with over twenty years of experience in business finance, management and operations in a multitude of corporations and industries. He has held executive positions performing management and advisory roles working closely on management teams and corporate boards in public organizations listed on both the TSX Venture and Nasdaq OTCBB exchanges. He earned his Certified General Accountant designation in 1989 and is the President of Pro-Act Management Inc. which has been providing business management and consulting services to an array of companies and sectors since 1997. He has carried out roles in both private and public companies as well as facilitating US and Canadian GAAP. In these capacities he has coordinated a wide range of corporate activities including, strategic planning, business development, operations and finance, mergers and acquisitions, securities compliance, investor relations and hands–on management. Mr. Evancic serves as the Chief Financial Officer for Gemco under consulting agreement with Pro-Act Management Inc.

Evan A. Brett has served as our Secretary and a Director since February 2005. Evan has been in commercial real estate for the past 33 years selling and leasing commercial and investment properties and businesses. During that time he has also been active in numerous other businesses and organizations such as 9 years as a director of the Fraser Valley Real Estate Board chairing various committees, 5 years as a director of Homewood Mortgage Investment Corp. and more recently 3 years as a director of VWR Mortgage Investment Corp. Aside from his involvement in both Gemco companies, he has become an owner and director of two newly formed companies, EKG Minerals Inc. and GM International Investments Inc. He is a contributing author and editor of a soon to be published manual entitled a Guidebook to Commercial Real Estate. He is a graduate of both U.B.C. and Simon Fraser Universities in B.C. and is the father of 5 grown children. He comes from a background of varied work experience, teacher, skipper, office manager, sales manager, taxi driver, commercial fisherman. He has received additional training in contractual law, public speaking, conflict resolution, writing, media management and public relations. Mr. Brett has been a commercial realtor for the past 25 years, and he is currently with Royal LePage — Wolstencroft Realty in Langley, BC.

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

Item 10A. Compliance With Section 16(a) of the Exchange Act

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

Our President and Director, Tom Hatton did not timely file a Form 4 to report a transaction. Our Secretary and Director Evan Brett did not timely file a Form 4 to report a transaction. Great West Management Corporation, a principal shareholder did not timely file a Form 4 to report five transactions. These transactions have been reported on Forms 5 filed in August 2009.

Item 11. Executive Compensation.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain compensation information for the Company’s officers for the fiscal years ended May 31, 2009, 2008, and 2007. No executive officer of the Company earned total annual salary and bonus exceeding $100,000 during the fiscal year ended May 31, 2009.

SUMMARY COMPENSATION TABLE

			ANNUAL COMPENSATION			LONG TERM COMPENSATION

						AWARDS		PAYOUTS

Name	Title	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awarded	Options/ SARs * (#)	LTIP payouts ($)	All Other Compen- sation
Thomas C.	Director,	2009	$0	0	8,500	0	0	0	0
Hatton	President,
	and	2008	$0	0	0	0	0	0	0
	Chief
	Executive	2007	$0	0	0	0	0	0	0
	Officer

Evan A.	Director,	2009	$0	0	0	300,000	0	0	0
Brett	and
	Corporate	2008	$0	0	0	0	0	0	0
	Secretary
		2007	$0	0	0	0	0	0	0

Dorlyn R.	Director,	2009	$0	0	36,000	0	0	0	0
Evancic (1)	Treasurer,
	and	2008	$0	0	36,000	0	0	0	0
	Chief
	Financial	2007	$0	0	45,434	410,000	0	0	0
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

We did not grant any stock options to our executive officers during our fiscal year ended May 31, 2009, as illustrated in the following table:

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
Director, Chief Financial Officer

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following is a summary of the share purchase options exercised by our executive officers for our fiscal year ended May 31, 2009:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES

Value of
Unexercised
In-The-Money
			Unexercised	Options/SARs
	Common		Options at	at
	Shares		Financial Year-	Financial Year-
	Acquired		End (#)	End
	on	Value	exercisable /	($) exercisable /
Name	Exercise	Realized ($)	unexercisable	unexercisable

Thomas C. Hatton,	NIL	NIL	NIL/NIL	$NIL/ $NIL
Director, President & CEO

Evan A. Brett,	NIL	NIL	NIL/NIL	$NIL/ $NIL
Director, Corporate Secretary

Dorlyn R. Evancic,	NIL	NIL	NIL/NIL	$NIL/ $NIL
Director, Chief Financial Officer

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

COMPENSATION OF DIRECTORS

Our directors are not paid any compensation for acting as our directors, and the Company does not have a stock option plan.

Other Arrangements

None of the directors of the Company were compensated in their capacity as a director by the Company and its subsidiary during the fiscal year ended May 31, 2009 pursuant to any other arrangement.

Indebtedness of Directors and Executive Officers

None of the directors or executive officers of the Company was indebted to the Company or its subsidiary during the fiscal year ended May 31, 2009, including under any securities purchase or other program.

Committees: Meetings of the Board

The Company does not have a separate Compensation Committee, Audit Committee or Nominating Committee. These functions are done by the Board of Directors meeting as a whole. The Company’s Board of Directors held both in person meetings during the fiscal year ended May 31, 2009 and meetings by telephone. All corporate actions by the Board of Directors were either consented to in writing by all Directors or were agreed to unanimously at a meeting where proper notice had been given and a quorum was present.

Audit Committee

The board of directors has not established an audit committee. The functions of the audit committee are currently performed by the entire board of directors. The Company is under no legal obligation to establish an audit committee and has elected not to do so at this time so as to avoid the time and expense of identifying independent directors willing to serve on the audit committee. The Company may establish an audit committee in the future if the board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation.

As the board of directors does not have an audit committee, it therefore has no “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B. except its chief financial officer. In general, an “audit committee financial expert” is an individual member of the audit committee who:

*	understands generally accepted accounting principles and financial statements,

*	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

*	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

*	understands internal controls over financial reporting, and

*	understands audit committee functions.

Board of Directors Independence

None of the Company’s directors are “independent” within the meaning of definitions established by the Securities and Exchange Commission or any self-regulatory organization. The Company is not currently subject to any law, rule or regulation requiring that all or any portion of its board of directors include “independent” directors.

Director Nominees

The Company does not have a nominating committee. The board of directors, sitting as a board, selects those individuals to stand for election as members of our board. Since the board of directors does not include a majority of independent directors, the decision of the board as to director nominees is made by persons who have an interest in the outcome of the determination. The board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Until otherwise determined, not less than 90 days prior to the next annual board of directors’ meeting at which the slate of board nominees is adopted, the board accepts written submissions that include the name, address and telephone number of the proposed nominee, along with a brief statement of the candidate’s qualifications to serve as a director and a statement of why the shareholder submitting the name of the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the security holder submitting the name of the candidate, a letter from the candidate agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a resume supporting the nominee’s qualifications to serve on the board of directors, as well as a list of references.

The board identifies director nominees through a combination of referrals, including by management, existing board members and security holders, where warranted. Once a candidate has been identified the board reviews the individual’s experience and background, and may discuss the proposed nominee with the source of the recommendation. If the board believes it to be appropriate, board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management’s slate of director nominees submitted for shareholders for election to the board.

Among the factors that the board considers when evaluating proposed nominees are their experience in the mining and industrial minerals industry, knowledge of and experience with and knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The board may request additional information from the candidate prior to reaching a determination. The board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Security Holder Communications with our Board of Directors

The Company provides an informal process for security holders to send communications to our board of directors. Security holders who wish to contact the board of directors or any of its members may do so by writing to Gemco Minerals, Inc. #203 – 20189 56th Ave., Langley, British Columbia, V3A 3Y6.

Correspondence directed to an individual board member is referred, unopened, to that member. Correspondence not directed to a particular board member is referred, unopened, to the President and CEO.

Code of Ethics

Under the Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission’s related rules, the Company is required to disclose whether it has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer and other officers, legal counsel and to any person performing similar functions. The Company has made the code of ethics available and intends to provide disclosure of any amendments or waivers of the code within five business days after an amendment or waiver on the Company’s website www.gemcominerals.net.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (CD&A) provides information on the compensation programs established for our “Named Executive Officers” during our fiscal year ended May 31, 2009. All information provided herein should be read in conjunction with the tables provided below.

Our Board of Directors is responsible for establishing, implementing and monitoring the policies governing compensation for our executives. Currently our Board does not have a compensation committee. Our officers are members of our Board of Directors and are able to vote on matters of compensation. We are not currently under any legal obligation to establish a compensation committee and have elected not to do so at this time. In the future, we may establish a compensation committee if the Board determines it to be advisable or we are otherwise required to do so by applicable law, rule or regulation. During the year ended May 31, 2009 our Board did not employ any outside consultants to assist in carrying out its responsibilities with respect to executive compensation, although we have access to general executive compensation information regarding both local and national industry compensation practices. In future periods we may participate in regional and national surveys that benchmark executive compensation by peer group factors such as company size, annual revenues, market capitalization and geographical location.

The executive employment market in general is very competitive due to the number of companies with whom we compete to attract and retain executive and other staff with the requisite skills and experience to carry out our strategy and to maintain compliance with multiple Federal and State regulatory agencies. Many of these companies have significantly greater economic resources than our own. Our Board has recognized that our compensation packages must be able to attract and retain highly talented individuals that are committed to our goals and objectives, without at this time paying cash salaries that are competitive with some of our peers with greater economic resources. Our compensation structure includes accrual of consulting fees to both a director and principal shareholder, and is otherwise weighted towards current equity holdings and periodic equity compensation in the form of issuance common stock, which the Board believes motivates and encourages executives to pursue strategic opportunities while managing the risks involved in our current business stage, and aligns compensation incentives with value creation for our shareholders.

Components of Our Executive Compensation Program

Our current executive compensation program includes accrual of consulting fees to both a director and principal shareholder. In the future we intend to incorporate additional components we believe are necessary in order for the Company to provide a competitive compensation package relative to our peers and to provide an appropriate mix between short-term and long-term cash and non-cash compensation. Elements of our future executive compensation are likely to include:

o	Base Salary, Fee Accrual

o	Stock Awards

o	Other benefits available to all employees

o	Items specific to our President and Chief Executive Officer per an employment agreement

Base Salary, Fee Accrual: At present we do not have a salary structure for employees and Executives, however we accrue consulting fees in the amount of $36,000 per annum for each of Pro-Act Management Inc. and Great West Management Corp. and amounts are based on skill set, knowledge and responsibilities. These amounts are accrued to each of the related parties loans on anticipation of payment from future corporate earnings. Base salaries may be established as necessary. During the year ended May 31, 2009 none of our Named Executive Officers received a salary increase.

Stock Awards: A portion of compensation paid to our executives will be equity based. We believe equity compensation helps align the interests of our executives with the interests of our shareholders. In that regard, our executives’ compensation is subject to downside risk in the event that our common stock price decreases. In addition, we believe stock awards provide incentives to aid in the retention of key executives. No stock compensation awards were granted during the year ending May 31, 2009.

Other Benefits: Our Executive Officers and employees receive no other benefits.

Item 12 Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 1, 2009, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address Beneficial Owner	Position		Amount & Nature of Beneficial Owner	% of Class (1)

Tom Hatton	Director		832,160	3.2%
Box 111,	President
Wells, BC, V0K 2R0

Evan Brett	Director	2	1,285,015	5.0%
19651 - 48th Avenue,	Secretary
Langley, BC, V3A 3K7

Dorlyn Evancic	Director	3	1,743,571	6.8%
1228 Gateway Place,	Treasurer, CFO
Port Coquitlam,
BC, V3C 5X4

Fu Kwai Enterprises Ltd.	Principal Shareholder	4	1,705,833	6.6%
Suite 215, 8171 Cook Road
Richmond, BC, V6Y 3T8

W.Y. ATAP Investments Inc.	Principal Shareholder	5	2,750,000	10.7%
#300-31935 South Fraser Way
Abbottsford, BC, V2N 5N7

Great West Management Corp.	Principal Shareholder	6	5,739,000	22.2%
Suite 102 - 20475 Douglas Cres.
Langley, BC, V3A 4V6

Directors and			3,860,746	15.0%
Officers as a
Group (3 persons)

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 7, 2009. As of May 31, 2009, there were 25,630,839 shares issued and outstanding and 150,000 shares underlying warrants, and as of August 7, 2009, there were 29,455,839 shares issued and outstanding and 150,000 shares underlying warrants.

(2)	Consists of 827,278 shares held by Evan Brett and 457,737 shares held by First Time Investments Inc. (a company controlled by Mr. Brett)

(3)	Consists of 938,571 shares held by Dorlyn Evancic and 805,000 shares held by Pro-Act Management Inc. (a company controlled by Mr. Evancic).

(4)	100% of the voting rights of this principal shareholder are controlled by Valentina Guerin.

(5)

Includes 250,000 shares held directly by W.Y. ATAP Investments Inc. and 2,500,000 shares held in trust as loan security for by W.Y. ATAP Investments Inc., for which voting rights remain with the Company until the security shares are either cancelled or released to W.Y. ATAP from trust.

(6)

Includes 2,889,000 shares held by Great West Management Corp. and 250,000 shares held directly by Delaine Mollica as well as 2,000,000 shares held in trust as loan security for Delaine Mollica who controls 100% of the voting rights of this principal shareholder, and 150,000 shares underlying warrants. Also includes 450,000 shares owned by a Solterra Aggregates Inc. which is affiliated with Delaine Mollica and Great West Management Corp.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as described under the heading “Executive Compensation”, or as set forth below, there are no material transactions with any of our directors, officers or control person that have occurred during the last fiscal year.

There have been the following related party transactions during the past two years:

Date	Related Person/Relationship	Description of Transaction

Feb-08	Evan Brett/Director & Secretary	75,000 shares for acquisition in EKG Minerals Inc.

Feb-08	Delaine Mollica, control person of	75,000 shares for acquisition in EKG Minerals Inc.
Great West Management Corp.,
Principal Shareholder

Feb-08	First Time Investments Inc.	132,737 shares issued for debt conversion of $26,547
(a company controlled by Evan
Brett/Director & Secretary)

Feb-08	Solterra Aggregate Ltd., affiliate	150,000 shares issued as a finder’s fee
of Great West Management Corp.,
Principal Shareholder

Feb-08	Pro-Act Management Inc.*	150,000 shares issued for conversion of $30,000

Feb-08	Great West Management Corp.,	150,000 shares issued for conversion of $30,000
Principal Shareholder

May-08	Evan Brett/Director & Secretary	Shareholders loans, accrued fees and expenses in the sum of
$51,767

May-08	Great West Management Corp.,	Shareholders loans, accrued fees and expenses in the sum of
	Principal Shareholder	$64,897

May-08	Pro-Act Management Inc.*	Shareholders loans, accrued fees and expenses in the sum of
$38,883

Mar-09	Tom Hatton/Director and CEO	$4,610 (CDN$5,500) funds loaned to the Company

Mar-09	Delaine Mollica, control person of	$87,594 (CDN$104,500) funds loaned to the Company
Great West Management Corp.,
Principal Shareholder

May-09	Delaine Mollica, control person of	250,000 shares issued as loan consideration
Great West Management Corp.,
Principal Shareholder

May-09	Delaine Mollica, control person of	2,000,000 shares issued in trust as loan security
Great West Management Corp.,
Principal Shareholder

May-09	Pro-Act Management Inc.*	Shareholders loans, accrued fees and expenses in the sum of
$36,233

May-09	Evan Brett/Director & Secretary	Payment of Shareholders loan, net of expenses in the sum of
$35,640

May-09	Great West Management Corp.,	Shareholders loans, accrued fees and expenses in the sum of
	Principal Shareholder	$24,348

May-09	Tom Hatton/Director and CEO	Fees paid $8,500

Jun-09	Evan Brett/Director & Secretary	$21,066 (CDN$24,500) funds loaned to the Company

Jul-09	W.Y. ATAP Investments Inc.,	250,000 shares issued as loan consideration
Principal Shareholder

Jul-09	W.Y. ATAP Investments Inc.,	2,500,000 shares issued in trust as loan security
Principal Shareholder

Jul-09	First Time Investments Inc.	300,000 shares issued for guarantee of loan from W.Y. ATAP
	(a company controlled by Evan	Investments
Brett/Director & Secretary)

Jul-09	Solterra Aggregate Ltd., affiliate	300,000 shares issued for guarantee of loan from W.Y. ATAP
	of Great West Management Corp.,	Investments
Principal Shareholder

Aug-09	First Time Investments Inc.	25,000 shares issued as loan consideration
(a company controlled by Evan
Brett/Director & Secretary)

Aug-09	Great West Management Corp.,	200,000 shares issued for debt conversion of $8,000
Principal Shareholder

*	Mr. Evancic serves as Chief Financial Officer through a consulting agreement with Pro-Act Management, see Exhibit 10.2

Item 14. Exhibits and Reports on Form 8-K.

The following reports on Form 8-K were filed during the year ended May 31, 2009:

None

The following are exhibits to this Annual Report

Exhibit No.	Identification of Exhibit

2.1	Articles of Incorporation (1)

2.2	Articles of Amendment dated March 1, 2000 (1)

2.3	Articles of Amendment dated September 25, 2001 (1)

2.4	Articles of Amendment dated March 30, 2006(3)

3.1	Form of Specimen of Common Stock (1)

3.2	Form of 2003 Debt Settlement Agreement (1)

3.3	Form of 2005 Common Stock Purchase Warrant (1)

10.1	Intellectual Property Assignment Agreement dated June 4, 1998 (1)

10.2	Pro Act Management Consulting Contract (1)

10.3	Georgia International Mining Option Agreement dated July 30, 2005 (1)

10.4	Golden Spike Agreement dated March 26, 2002 (2)

10.5	Firstline Recovery Assignment of Mineral Titles dated May 15, 2005 (5)

10.6	Canamex Joint Venture Agreement dated May 24, 2006 (5)

10.7	Related Party Promissory Notes dated January 15, 2007 (5)

10.8	Canamex Assignment Agreement dated January 23, 2007 (5)

10.9	Related Party Promissory Note dated March 20, 2009 *

10.10	Related Party Promissory Note dated March 31, 2009*

10.11	Related Party Promissory Note dated June 4, 2009 *

10.12	W.Y. ATAP Promissory Note, Loan and Escrow Agreements dated July 6, 2009(6)

14.0	Code Of Business Conduct & Ethics and Compliance Program(4)

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. *

*	Filed with this Annual Report on Form 10-K

(1)	Incorporated by reference from Form 10-SB Registration Statement filed on September 13, 2005

(2)	Incorporated by reference from Form 10-SB/A Registration Statement filed on November 2, 2005

(3)	Incorporated by reference from Form 8K Current Report filed on April 17, 2006

(4)	Incorporated by reference from Form 10K-SB Annual Report on September 13, 2006

(5)	Incorporated by reference from Form 10KSB/A Amended Annual Report filed on May 15, 2009

(6)	Incorporated by reference from Form 8K Current Report filed on August 19, 2009

Item 15. Principal Accounting Fees and Services

Audit Fees: The aggregate fees billed for the fiscal year ended May 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10KSB was approximately $4,500 as compared to $4,500 for the similar period of the preceding fiscal year.

Audit-Related Fees are fees charged by our independent auditor for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. This category comprises fees billed for independent accountant review of our interim financial statements and management discussion and analysis, as well as advisory services associated with our financial reporting. Such fees were approximately $9,000 versus $6,300 for the similar period last year.

Tax Fees: The aggregate fees billed for the fiscal year ended May 31, 2009 for professional services rendered by the principal accountant for tax compliance and tax planning was $2,468 versus $nil for the similar period last year.

All Other Fees: The aggregate fees billed for the fiscal year ended May 31, 2009 for products and services provided by the principal accountant other than the services reported above was approximately $nil versus $nil for the similar period last year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEMCO MINERALS, INC.
(Registrant)

By:	/s/ Thomas C. Hatton

Thomas C. Hatton, President and Director
Chief Executive Officer
Date: Aug 19, 2009

By:	/s/ Dorlyn (Don). Evancic

Dorlyn R. Evancic, Treasurer and Director
Chief Financial Officer
Date: Aug 19, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas C. Hatton

Thomas C. Hatton, President and Director
Chief Executive Officer
Date:	Aug 19, 2009

By:	/s/ Dorlyn (Don). Evancic

Dorlyn R. Evancic, Treasurer and Director
Chief Financial Officer
Date:	Aug 19, 2009

By:	/s/ Evan A. Brett

Evan A. Brett, Secretary and Director
Date:	Aug 19, 2009