Form 10-Q
period 2009-08-31
Gemco Minerals, Inc.
filed 2009-10-20
CIK 1338118

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the period ended August 31, 2009

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from______ to _______

Commission File Number 000-51523

GEMCO MINERALS INC.
(Exact name of registrant as specified in its charter)

Florida	98-0582366
(State or other jurisdiction of incorporation or organization)	IRS Employer Identification No.)

#203 – 20189  56th Avenue, Langley, British Columbia, Canada, V3A 3Y6
(Address of principal executive offices) (Zip Code)

866-848-2940
(Registrant's telephone number, including area code)

______________________
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days:    Yes ☒    No  ☐

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

                                                                                   Yes ☐    No ☒

The number of shares of the registrant's Common Stock, $0.001 par value, outstanding as of October 15, 2009 was 29,455,839 shares.

C O N T E N T S

Item 1.   Financial Statements.

GEMCO MINERALS INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)
(unaudited)

	August 31	May 31,
	2009	2009
		(Restated -
Assets		Note 10)
Current:
Cash	$69,887	$903
Deposits (Note 3)	44,970	-
Note receivable (Note 4)	5,449	5,449
Total Current Assets	120,306	6,352

Other Assets:
Investments (Note 5)	20,805	-
Total Other Assets	20,805	-
Total Assets	$141,111	$6,352

Liabilities
Current:
Accounts payable	$42,380	$42,316
Due to related parties (Note 6(a))	34,355	35,254
Due to shareholders (Note 6(b))	33,474	33,474
Notes payable - related parties (Note 7)	476,636	441,796
Notes payable (Note 8 (a))	269,431	299,585
Total Current Liabilities	856,275	852,426

Long Term:
Convertible note payable (Note 8(b))	224,854	-
Long Term Liabilities	224,854	-
Total Liabilities	1,081,129	852,426

Stockholders' Deficit
Common Stock
Authorized -
50,000,000 Common shares with par value of $0.001
Issued and Outstanding -
29,455,839 and 25,630,839 shares, respectively	29,456	25,631
Additional paid-in capital	2,430,853	2,404,178
Other accumulated comprehensive loss	(93,614)	(94,216)
Deficit, accumulated during the exploration stage	(3,306,713)	(3,181,666)
Total Stockholders' Deficit	(940,018)	(846,074)
Total Liabilities and Stockholders' Deficit	$141,111	$6,352

(The Accompanying Notes are an Integral part of the Financial Statements)

GEMCO MINERALS INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)			Period from
(unaudited)			August 21, 1997
	Three Months	Three Months	(date of inception)
	Ended	Ended	through
	August 31	August 31	August 31
	2009	2008	2009
			(Restated)
			Note 10)

Revenue	$-	-	61,770

Operating Expenses
Depreciation	-	2,184	254,547
General and administrative	91,362	75,776	2,222,207

Total operating expenses	91,363	77,960	2,476,754

Loss before Other Items	(91,363)	(77,960)	(2,414,984)

Other Income (Expenses)
Interest and bank charges	(32,004)	(15,379)	(688,895)
Loss on disposal of assets	-	-	(46,553)
Interest on investment	12,191	-	99,095
Writedown of investment and investment interest	(13,871)	-	(338,744)
Writedown of mineral claims	-	-	(99,274)
Writedown of equipment	-	-	(184,723)
Writedown of liabilities	-	-	365,753
Loss on disposal of shares	-	-	(1,685)

Total other income (expense)	(33,684)	(15,379)	(895,025)
Loss before Minority Interest and Income Taxes	$(125,047)	$(93,339)	$(3,310,009)

Minority interest	-	-	3,296
Provision for income taxes	-	-	-

Net Loss for the period	$(125,047)	$(93,339)	$(3,306,713)
Other comprehensive income (loss)
Foreign currency adjustment	602	13,989	(93,614)
Comprehensive income (loss)	$(124,445)	$(79,350)	$(3,400,327)

Net loss per share -
Basic and fully diluted	$(0.00)	$(0.00)

Weighted-average number of shares	27,502,578	23,026,800

(The Accompanying Notes are an Integral part of the Financial Statements)

GEMCO MINERALS INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)			Period from
(unaudited)			August 21, 1997
	Three Months	Three Months	(date of inception)
	Ended	Ended	through
	August 31	August 31	August 31
	2009	2008	2009
			(Restated)
			Note 10)
Operating Activities
Net loss for the period	$(125,047)	$(93,339)	$(3,306,713)

Adjustments to reconcile net loss to net cash used in
operating and financing activities:

Depreciation	-	2,184	254,547
Shares issued for services	5,000	39,750	478,960
Shares issued for debt consideration	17,500	-	22,500
Loss on disposal of assets	-	-	1,816
Writedown and loss on investments	1,680	-	276,680
Writedown of mineral claims	-	-	163,667
Writedown of equipment	-	-	153,036
Writedown of liabilities	-	-	(365,753)

Changes in operating assets and liabilities
Deposits	(44,970)	-	(50,419)
Accounts payable and accrued liabilities	64	(1,860)	292,759
Due to related parties	22,603	46,370	306,772

Net cash provided by (used in) operating activities	(123,171)	(6,897)	(1,772,148)

Investing Activities
Investments disposition/(acquisition)	(22,485)	-	(71,379)
Equipment disposition/(acquisition)	-	-	(423,082)
Mineral claims disposition/(acquisition)	-	-	(88,476)
Net cash provided by (used in) investing activities	(22,485)	-	(582,937)

Financing Activities
Notes Payable	194,700	(8,020)	2,172,168
Advances from related parties	19,337	-	47,367
Advances from shareholders	-	-	134,051
Proceeds from share subscriptions	-	-	165,000
Net cash provided by (used in) investing activities	214,037	(8,019)	2,518,586
Foreign exchange included in other comprehensive loss	602	13,989	(93,614)

Net Increase (Decrease) in Cash	68,984	(927)	69,887

Cash, beginning	903	3,277	-
Cash, ending	$69,887	$2,350	$69,887

Supplemental Disclosures
Interest paid	$7,172	$15,379	$688,895
Non-Cash transactions:
Shares issued for services	$5,000	$39,750	$478,960
Shares issued for settlement of debt	$8,000	$-	$1,473,849
Shares issued for debt consideration	$17,500	$-	$22,500
Shares issued for investment	$-	$-	$275,000
Shares issued to acquire asset	$-	$-	$15,000

(The Accompanying Notes are an Integral part of the Financial Statements)

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended August 31, 2009
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

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at August 31, 2009, the Company has a working capital deficit of $735,970 and has accumulated losses of $3,306,713 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation and Consolidation

These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Firstline Recovery Systems Inc. (“Firstline”), a company incorporated in the Province of British Columbia, Canada, on June 1, 1998 and its subsidiary EKG Minerals Inc. (“EKG”) a company incorporated in the Province of British Columbia, Canada, on October 8, 2004. All intercompany transactions and balances have been eliminated. The Company’s fiscal year end is May 31.

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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended August 31, 2009
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

c)	Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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
The Company’s functional currency is the United States dollar. The condensed consolidated financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” (“SFAS No. 52). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these condensed consolidated financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.
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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended August 31, 2009
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

j)      Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2009, the Company’s accumulated comprehensive loss was $93,614.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended August 31, 2009
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

June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

 In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended August 31, 2009
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

 m)   Recent Accounting Pronouncements (continued)

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended August 31, 2009
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

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our condensed consolidated financial position and results of operations if adopted.

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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended August 31, 2009
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

m)	Recent Accounting Pronouncements (continued)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its condensed consolidated financial position, results of operations or cash flows.

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

Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the condensed consolidated entity that should be reported as equity in the condensed consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the condensed consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended August 31, 2009
(Expressed in U.S. dollars)
(unaudited)

2.      Summary of Significant Accounting Principles (continued)

m)	Recent Accounting Pronouncements (continued)

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

m)	Reclassifications

Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current period’s presentation.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended August 31, 2009
(Expressed in U.S. dollars)
(unaudited)

3.	Deposits

On August 4, 2009, the Company entered into an equipment sales agreement with Tash Industrial Design Inc., whereby Tash has designed, and is manufacturing a sand drying/screening plant for the purpose of processing minerals suitable for use as a sand blasting medium. As at August 31, 2009, the Company has made a deposit of $44,970 ($50,000CDN) on the contract. The machine is planned for delivery and installment in Sacramento late November 2009, pending further payments made to Tash pursuant to the agreement, including a balance of $125,000CDN prior to shipment and $25,000CDN after plant start-up.

4.	Note receivable

At May 31, 2009 the Company had a promissory note due to a non-related party with a principal balance of $5,449 ($6,500CDN), in relation to a reclamation deposit for its mineral exploration permit with the province of British Columbia for the Burns Mountain property. The note is unsecured, earning 0% interest and due May 4, 2010. At May 31, 2009, the imputed interest for this note receivable was computed to be $32 using an interest rate of 0.60%, however, management has not recorded the discount to the note receivable due to immateriality.

5.	Investments

(a)
On February 3, 2008, the Company accepted consideration in the form of a mortgage on industrial property, for the subscription of 750,000 shares at $0.37 per share, for a total value of $275,000.  The mortgage is registered at $300,000, and carries an interest rate of 16% compounded monthly. The mortgage is a third mortgage against the property known as 2939 Shuswap Road, Kamloops, BC, Canada, and owned by Akal Forest Products Ltd. (Inc. No. BC0552200) and legally described as Lot C, DL 282, Kamloops Div., Yale District, Plan 37425 (PID No. 005-311-853).The Company’s intention is to liquidate the mortgage at the earliest reasonable opportunity to fund the Company. The mortgage has generated $78,246 in interest since inception of the mortgage ($13,871 during the three months ended August 31, 2009), which the Company has impaired in the financial statements until realization upon liquidation of the mortgage. The mortgage was due on demand as of February 5, 2009, and is now in default, however the Company continues to pursue all avenues available to liquidate the asset. At the year ended May 31, 2009, the Company evaluated the carrying value of the mortgage investment, considering current market and other conditions, and recorded an impairment charge of $275,000. The mortgage investment is carried at a value of $Nil as at August 31, 2009.

(b)
On July 31, 2009, the Company invested $22,485 ($25,000CDN) in a brokerage account with Forex Capital Markets for currency trading. As at August 31, 2009, the value of the investment account was $20,805, and the Company recorded a loss on investment of $1,680.

6.	Related Party Transactions

(a)	As at August 31, 2009, the Company owed $34,355 to various management and directors for funding of working capital. The amounts are unsecured, non-interest bearing, and due on demand.

(b)	As at August 31, 2009, the Company owed $33,474 to various shareholders of the Company for funding of working capital. The amounts are unsecured, non-interest bearing, and due on demand.

(c)	See Note 7 and Note 9.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended August 31, 2009
(Expressed in U.S. dollars)
(unaudited)

7.	Notes Payable – Related Parties

(a)
On January 15, 2007, the Company issued a promissory note to a director of the Company for proceeds of $88,961 (CDN$99,636). The note is unsecured, due interest of 12% per annum, and due on demand. On January 26, 2007, $44,643 (CDN$50,000) was converted into common shares of the Company at $0.25 per share, and on January 31, 2008 $30,000 (CDN$30,000) was also converted into common shares of the Company at $0.20 per share.  During the twelve months ended May 31, 2008 and May 31, 2009, the principal balance of the note increased by $8,883 and $36,233 respectively. During the three months ended August 31, 2009, the principal balance of the note increased by $7,061, comprised of $1,939 in net draw downs from the Company and $9,000 in management fees accrued.  During the period between January 16, 2007 to August 31, 2009, the principal balance of the note has increased by $34,108.  At August 31, 2009, the principal balance of $123,069 and accrued interest of $33,654 remained outstanding.

(b)
On January 15, 2007, the Company issued a promissory note to a principal of the Company for proceeds of $100,833 (CDN$112,933). The note is unsecured, due interest of 12% per annum, and due on demand. On January 26, 2007, $44,643 (CDN$50,000) was converted into common shares of the Company at $0.25 per share, and on January 31, 2008 $30,000 (CDN$30,000) was also converted into common shares of the Company at $0.20 per share. During the twelve months ended May 31, 2008 and May 31, 2009, the principal balance of the note increased by $34,897 and $24,348 respectively. During the three months ended August 31, 2009, the principal balance of the note decreased by $3,587, comprised of $4,587 in net draw downs from the Company, $9,000 in management fees accrued and $8,000 converted into common shares of the Company at $0.04 per share on August 7, 2009.  During the period between January 16, 2007 to May 31, 2009, the principal balance of the note has increased by $54,373.  At August 31, 2009, the principal balance of $155,206 and accrued interest of $49,326 remained outstanding.

(c)
On March 20, 2009, the Company issued a promissory note to a director of the Company for proceeds of $4,610 (CDN$5,500). The note is unsecured, due interest of 15% per annum, and due on demand.  At August 31, 2009, the principal balance of $4,610 and accrued interest of $314 remained outstanding.

(d)
On March 31, 2009, the Company issued a promissory note to a principal of the Company for proceeds of $87,594 (CDN$104,500). The note is due interest of 15% per annum payable monthly, for a term of one year, and is secured by 2,000,000 common shares of the Company and the proceeds from any liquidation of the Company’s mortgage investment.  At August 31, 2009, the principal balance of $87,594 and accrued interest of $nil remained outstanding.

(e)
On June 4, 2009, the Company issued a promissory note to a director of the Company for proceeds of $22,036 (CDN$24,500). The note is unsecured, due interest of 15% per annum, and due on demand.  At August 31, 2009, the principal balance of $22,036 and accrued interest of $826 remained outstanding.

8.	Notes Payable

(a)
At May 31, 2009 the Company had promissory notes outstanding with a principal balance of $173,645 and accrued interest of $125,940.  The notes are unsecured, due interest ranging from 0-18% per annum, and due on demand. During the period ended August 31, 2009, the Company paid down and reduced notes payable in the amount of $31,310, and at August 31, 2009, the principal balance of $142,335 and accrued interest of $127,096 remained outstanding for the non-related current notes payable.

(b)
On July 6, 2009, the Company issued a promissory note for proceeds of $224,854 ($250,000CDN) to a non-related party. The note is due interest of 20% per annum payable monthly, for a term of two years, and is secured by 2,500,000 common shares of the Company. In conjunction with the loan, the Company paid a 5% cash finder’s fee of $11,243, and issued an additional 1,100,000 in shares, as described in Note 9(j). The lender at any time may convert the loan amount into the registrant's common stock at $1.00 per share. In the event the registrant's common stock has had a market price greater than $1.50 per share for at least ninety consecutive days, the lender must exercise its conversion option with thirty days notice by the registrant that the stock has had the $1.50 market price for at least ninety days or the conversion option will automatically terminate. An equity value of $319 was computed for the loan conversion option using the Black and Scholes model with a 1.29% interest rate and a 135% annualized volatility rate. Due to immaterial, the equity value of the loan conversion option has not been recorded.  At August 31, 2009, the principal balance of $224,854 and accrued interest of $Nil remained outstanding for the non-related long-term notes payable.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended August 31, 2009
(Expressed in U.S. dollars)
(unaudited)

9.	Common Stock

(a)
On August 20, 2008, the Company issued 265,000 common restricted shares to three non-related parties for consulting services.  The shares were recorded at the deemed price of $0.15 per share for a total value of $39,750.

(b)
On May 26, 2009, the Company issued 250,000 common restricted shares to a related party as part of the consideration for funds loaned to the Company as disclosed in Note 7(d). In addition, 2,000,000 common restricted shares were allotted to the related party as security in escrow for said loan, and are held in trust. The security shares are to be held in trust until the loan is paid in full, upon which they will be returned to the Company and cancelled. The lender retains the voting rights of the security shares while they are in escrow.  The consideration shares were recorded at the deemed price of $0.02 per share for a total value of $5,000, and the security shares were recorded at par value of $0.001 for a value of $2,000, which was offset in additional paid-in capital with negative $(2000) pending any future release or cancelation. This gives a net value of zero to these shares.

(c)
On July 8, 2009, the Company issued 3,600,000 common shares with relation to a promissory note for proceeds of $250,000 to a non-related party, as described in Note 8(b). The share issuance includes the following: 250,000 shares issued to the lender as consideration for funds loaned; 250,000 shares issued as a finder’s fee to a non-related party for attainment of the funds (the consideration and finder’s fee shares were recorded at the deemed price of $0.02 per share for a total value of $10,000); 600,000 shares issued to two related parties, in the amount of 300,000 shares each for their personal guarantees to the lender (the guarantee shares were recorded at the deemed price of $0.02 per share for a total value of $12,000); as security for the loan, the Company issued 2,500,000 shares of common stock registered to the Lender and delivered the shares to an escrow agent. The escrow agent shall return the shares to the Company upon repayment or deliver the shares to the lender in the event of default by the registrant or the loan guarantors. The Company retains the voting rights of the security shares so long as they are in escrow. (the security shares were recorded at par value of $0.001 for a value of $2,500, which was offset in additional paid-in capital with negative $2,500 pending any future release or cancelation. This gives a net value of zero to the security shares).

(d)
On August 7, 2009, the Company issued 25,000 common shares to a director of the Company as consideration for $22,036 (CDN$24,500) funds loaned in the form of a promissory note as described in Note 7(e). The shares were recorded at the market price of $0.02 per share for a value of $500.

(e)
On August 7, 2009, the Company issued 200,000 shares to a principal of the Company for conversion of a portion of their promissory note in the amount of $8,000 at $0.04 per share, as described in Note 7(b).

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended August 31, 2009
(Expressed in U.S. dollars)
(unaudited)

10.	Restated Financial Statements

(a)
The Company has restated its financial statements for the year ended May 31, 2009, in conjunction with the PCAOB revocation of the registration of its prior auditor. The Company had its financials re-audited, during which it re-evaluated its impairment assessment of its investment, mineral claims and equipment assets in concurrence with its new audit firm. As a result, the Company determined that the investment should be written down further than the original impairment, to an impaired value of $nil, resulting in an additional impairment charge of $75,000.  Management also determined that the equipment was obsolete with no future economic benefit to the Company, and impaired it for the net book value of $41,295, and that its mineral claims required impairment and were written down in the amount of $99,273. Correspondingly, in the Statement of Operations, writedown expenses were recorded for the investment, equipment and mineral claims impairments totaling $215,568.  On review with the auditors it was also determined not to writedown the liabilities for statute barred notes payable at this time, and they were reinstated in the amount of $47,822.  Minor adjustments resulted from the above adjustments, which netted $851 to comprehensive loss in the Statement of Cashflows.  The above adjustments concurrently affected balances from the date of inception August 21, 1997 through to May 31, 2009 by the same amounts as denoted in the table below. The following is a comparison of the summarized financial statements of the Company before and after the restatement:

	Year Ended May 31, 2009			From Inception to May 31, 2009
	Original	Restated	Change	Original	Restated	Change

Total Assets	$221,920	$6,352	$(215,568)

Total Liabilities	804,603	852,426	47,822
Retained Earnings	(2,919,126)	(3,181,666)	(262,540)

Total Liablities and Shareholder's Deficit	$221,920	$6,352	(215,568)

Loss from Operations	$(225,516)	$(225,516)	$-	$(2,323,622)	$(2,323,622)	$-
Total Other Income (Expense)	(234,947)	(497,487)	(262,540)	(595,504)	(858,044)	(262,540)

Net Loss	$(460,463)	$(723,003)	$(262,540)	$(2,919,126)	$(3,181,666)	$(262,540)
Net Loss per Share	$(0.02)	$(0.02)	$-

Operating Activities	$(171,506)	$(171,506)	$-	$(1,648,977)	$(1,648,977)	$-
Investing Activities	11,705	9,889	(1,816)	(558,636)	(560,452)	(1,816)
Financing Activities	131,881	134,548	2,667	2,301,882	2,304,549	2,667
Comprehensive Loss	25,547	24,696	(851)	(93,365)	(94,216)	(851)
Cash Ending	$903	$903	$-	$903	$903	$-

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Overview

The following discussion and analysis of the operations, results, and financial position of Gemco Minerals Inc. (“Gemco”,“We” or the “Company”), for the three months ended August 31, 2009 should be read in conjunction with the August 31, 2009 Consolidated Financial Statements and the related Notes. These documents are available at www.sedar.com. The Company is traded on the Nasdaq OTC Exchange under the symbol GMML. The effective date of this report is October 14, 2009.

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

On May 15, 2009, the Company received its permit MX 11-143 approval #09-1101731-0515 to carry out the above noted exploration activities on the Burns property Fosters east grid adjacent to the Oregon Gultch to extend the grid, with 400m trenching, SP geophysics, advanced geological surveying and mapping and geochem for additional lab analysis. The Company’s annual assessment fees for the 5,134 hectare Burns property are $8 per hectare per annum. Gemco has always performed work programs in excess of the annual $41,072, as summarized above and in detail in its 43-101 technical report. All of Gemco’s mineral tenures with the British Columbia Mineral Titles Branch are in status of good standing.

Placer Leases

Gemco also has 100% interest in two placer properties in the Cariboo region: namely the Hawk LPM (lease of placer minerals) located four kilometers from Barkerville and the Joytown LPM which is located near the headwaters of Cunningham Creek.  The Company has not carried out nor planned any exploration work on these properties and they were written down to $Nil value at May 31, 2009.

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

Results of Operations - Gemco Minerals Inc.
Three Months Ended August 31, 2009

During the three months ended August 31, 2009 the Company recorded an operating loss of $91,363 as compared to an operating loss of $77,960 for the three months ended August 31, 2008, and recorded a net loss after other items of $125,047 as compared to a net loss of $93,339 for the three months ended August 31, 2008. This is an increase in operating loss of $13,403 and an increase in the net loss of $31,708. The net loss represents $nil per common share. The Company incurred $91,363 in operating expenses which consist mainly of: mineral property costs of $24,767 (2008 - $11,228), management and consulting fees of $20,249 (2008 - $48,000), investor relations of $12,000 (2008 - $9,750) and professional fees of $16,316 (2008 - $3,500).  The Company also recorded other items totaling $33,684 for the three months ended August 31, 2009, which is an increase of $18,305 compared to the $15,379 in other items for the three months ending August 31, 2008.  This included interest and bank charges of $32,004.  Other items also included $1,680 for a loss on investment and $12,191 for the interest generated on the mortgage investment, with a corresponding writedown for impairment, as described in Note 4 of the financial statements.

The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing

As of August 31, 2009, Gemco had total liabilities of $1,081,129, which is an increase of $228,703 as compared to $852,426 liabilities recorded at May 31, 2009. The increase in liabilities is due primarily to issuance of a long-term note payable in July 2009. The Company’s current liabilities remained relatively the same as the prior year end and consist of $42,380 in accounts payable, $34,355 due to related parties, $33,474 due to shareholders and $746,067 in notes payable, of which $476,636 are due to related parties. The Company issued a two year promissory note in July 2009 and now has a long-term liability in the amount of $224,854.

The Company's current assets at August 31, 2009, consisted of $69,887 in cash which increased by $68,984 from $903 as at May 31, 2009, as well as note receivable of $5,448 and deposits in the amount of $44,971 for payments made on manufacture of industrial mineral processing equipment. Total assets as of August 31, 2009 were $141,111 with investments of $20,805 as disclosed in Note 5 of the financial statements.

Selected Annual Information

The following are highlights of financial data on the Company for the most recently completed three financial years:

	Fiscal Year Ended May 31,
	2009	2008	2007
Loss before Income Tax	$723,003	$(373,011)	$(97,937)
Net Loss	723,003	(373,011)	(97,937)
Loss Per Share	(0.03)	(0.02)	(0.01)
Total Assets	6,351	439,279	174,319
Total Liabilities	852,426	630,888	573,237

Liquidity and Capital Resources

The Company’s assets are recorded at the lower of cost or market value. The total assets at August 31, 2009 were $141,111. The Company had a working capital deficiency of $735,970 at August 31, 2009 compared to a working capital deficiency of $846,074 as of May 31, 2009. The reduction in the working capital deficiency is due primarily to the issuance of a long-term note payable as discussed above. The Company’s cash inflow has been generated mainly from shareholder loans, related party and short-term loans and subscription of common stock with minimal revenues and government incentive programs since inception.

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

The Company cannot currently meet its cash requirements without, future sale of shares or its current management and/or advances or loans from controlling shareholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity during the development phase. There is no assurance that the Company will be able to obtain additional funding through the sales of additional shares or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company. It is the intent of management and controlling shareholders to generate sufficient working capital necessary to support and preserve the integrity of the corporate entity.

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

Risks and Uncertainties

Mining - The Company is engaged in mineral exploration and development, which involves a high degree of risk, and few properties are ultimately developed into producing mines. There is no assurance that the Company’s future exploration and development activities will result in any discoveries of commercial bodies of ore. Whether an ore body will be commercially viable depends on a number of factors including the particular attributes of the deposit such as size, grade and proximity to infrastructure, as well as mineral prices and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in a mineral deposit being unprofitable.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2009 and concluded that the disclosure controls and procedures were not effective because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified resulted in the restatement of the previously reported financial statements and other related financial disclosure.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal controls over financial reporting were ineffective due to some material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of August 31, 2009, the following material weaknesses existed:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter ended August 31, 2009, the Company issued a total of 3,825,000 common shares as follows.

(a)
On July 8, 2009, the Company issued 3,600,000 common shares with relation to a promissory note for proceeds of $250,000 to a non-related party. The share issuance includes the following: 250,000 shares issued to the lender as consideration for funds loaned; 250,000 shares issued as a finder’s fee to a non-related party for attainment of the funds; 600,000 shares issued to two related parties, in the amount of 300,000 shares each for their personal guarantees to the lender; as security for the loan, the Company issued 2,500,000 shares of common stock registered to the Lender and delivered the shares to an escrow agent. The escrow agent shall return the shares to the Company upon repayment or deliver the shares to the lender in the event of default by the registrant or the loan guarantors. The Company retains the voting rights of the security shares so long as they are in escrow.

(b)	On August 7, 2009, the Company issued 25,000 common shares to a director of the Company as consideration for $22,036 (CDN$24,500) funds loaned in the form of a promissory note.

(c)	On August 7, 2009, the Company issued 200,000 shares to a principal of the Company for conversion of a portion of their promissory note in the amount of $8,000 at $0.04 per share.

With respect to the unregistered sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. Of the securities issued, 825,000 were issued to related partied of the Company and 3,000,000 were issued to sophisticated, accredited investors who were provided all of the current public information available on the Company.

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

Gemco Minerals Inc.

DATE: October 16, 2009

By:  /s/ TOM HATTON
Tom Hatton, President, Director
and Chief Executive Officer