Form 10-Q
period 2009-11-30
Gemco Minerals, Inc.
filed 2010-01-14
CIK 1338118

United States
Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 000-51523

GEMCO MINERALS INC.
(Exact name of registrant as specificed in its charter)

Florida	98-0582366
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#203 - 20189 56th Avenue, Langley. British Columbia, Canada V3A 3Y6
(Address of principal executive offices) (Zip Code)

866-848-2940
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding as of January 13, 2010 was 33,130,839 shares.

Item 1.   Financial Statements.

GEMCO MINERALS INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed un U.S. dollars)

	November 30	May 31,
	2009	2009
	(unaudited)	(Restated -
Assets		Note 10)
Current:
Cash	$4,413	$903
Deposits (Note 3)	115,103	-
Note receivable (Note 4)	5,449	5,449
Total Current Assets	124,965	6,352

Other Assets:
Investments (Note 5)	20,805	-
Total Other Assets	20,805	-
Total Assets	$145,770	$6,352

Liabilities
Current:
Accounts payable	$32,093	$42,316
Due to related parties (Note 6(a))	37,628	35,254
Due to shareholders (Note 6(b))	103,607	33,474
Notes payable - related parties (Note 7)	500,013	441,796
Notes payable (Note 8 (a))	283,230	299,585
Total Current Liabilities	956,570	852,426

Long Term:
Convertible note payable (Note 8(b))	224,854	-
Long Term Liabilities	224,854	-
Total Liabilities	1,181,423	852,426

Stockholders' Deficit
Common Stock
Authorized -
50,000,000 Common shares with par value of $0.001
Issued and Outstanding -
33,130,839 and 25,630,839 shares, respectively	33,131	25,631
Additional paid-in capital	2,443,678	2,404,178
Common shares issued and held	(16,500)	-
Other accumulated comprehensive loss	(101,917)	(94,216)
Deficit, accumulated during the exploration stage	(3,394,046)	(3,181,666)
Total Stockholders' Deficit	(1,035,653)	(846,074)
Total Liabilities and Stockholders' Deficit	$145,770	$6,352

The accompanying Notes are an Integral part of the Financial Statements

GEMCO MINERALS INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars) (unaudited)					Period from
					August 21, 1997
	Three Months	Three Months	Six Months	Six Months	(date of inception)
	Ended	Ended	Ended	Ended	through
	November 30	November 30	November 30	November 30	November 30
	2009	2008	2009	2008	2009
					(Restated)
					Note 10)

Revenue	$-	$-	$-	$-	$61,770

Operating Expenses
Depreciation	-	1,919	-	4,103	254,547
General and administrative	53,180	29,558	144,542	105,335	2,275,386

Total operating expenses	53,180	31,477	144,542	109,438	2,529,933

Loss before Other Items	(53,180)	(31,477)	(144,542)	(109,438)	(2,468,163)

Other Income (Expenses)
Interest and bank charges	(34,153)	(15,486)	(66,157)	(30,865)	(723,048)
Loss on disposal of assets	-	-	-	-	(46,553)
Interest on investment	14,597	-	26,788	-	113,692
Writedown of investment & interest	(14,597)	-	(28,469)	-	(353,341)
Writedown of mineral claims	-	-	-	-	(99,274)
Writedown of equipment	-	-	-	-	(184,723)
Writedown of liabilities	-	-	-	-	365,753
Loss on disposal of shares	-	-	-	-	(1,685)

Total other income (expense)	(34,153)	(15,486)	(67,838)	(30,865)	(929,179)
Loss before Minority Interest and Income Taxes	$(87,333)	$(46,963)	$(212,380)	$(140,303)	$(3,397,342)

Minority interest	-	-	-	-	3,296
Provision for income taxes	-	-	-	-	-

Net Loss for the period	$(87,333)	$(46,963)	$(212,380)	$(140,303)	$(3,394,046)
Other comprehensive income (loss)
Foreign currency adjustment	(8,303)	29,288	(7,701)	43,277	(101,917)
Comprehensive income (loss)	$(95,636)	$(17,675)	$(220,081)	$(97,026)	$(3,495,963)

Net loss per share -
Basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted-average number of shares	29,357,762	23,117,800	28,425,101	23,117,800

The accompanying Notes are an Integral part of the Financial Statements

GEMCO MINERALS INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars) (unaudited)			Period from
			August 21, 1997
	Six Months	Six Months	(date of inception)
	Ended	Ended	through
	November 30	November 30	November 30
	2009	2008	2009
			(Restated)
			Note 10)
Operating Activities
Net loss for the period	$(212,379)	$(140,303)	$(3,394,046)

Adjustments to reconcile net loss to net cash used in
operating and financing activities:

Depreciation	-	4,103	254,547
Shares issued for services	5,000	39,750	478,960
Shares issued for debt consideration	17,500	-	22,500
Loss on disposal of assets	-	-	1,816
Writedown and loss on investments	1,680	-	276,680
Writedown of mineral claims	-	-	163,667
Writedown of equipment	-	-	153,036
Writedown of liabilities	-	-	(365,753)

Changes in operating assets and liabilities
Deposits	(115,103)	-	(120,551)
Accounts payable and accrued liabilities	(10,223)	(1,795)	282,472

Net cash provided by (used in) operating activities	(313,526)	(98,247)	(2,246,672)

Investing Activities
Investments disposition/(acquisition)	(22,485)	-	(71,379)
Equipment disposition/(acquisition)	-	-	(423,082)
Mineral claims disposition/(acquisition)	-	-	(88,476)
Net cash provided by (used in) investing activities	(22,485)	-	(582,937)

Financing Activities
Notes Payable	208,498	(30,595)	2,185,966
Due to related parties	49,253	48,223	333,421
Advances from related parties	19,337	34,443	47,367
Advances from shareholders	70,133	-	204,184
Proceeds from share subscriptions	-	-	165,000
Net cash provided by (used in) investing activities	347,222	52,072	2,935,939
Foreign exchange included in other comprehensive loss	(7,701)	43,277	(101,917)

Net Increase (Decrease) in Cash	3,510	(2,898)	4,413

Cash, beginning	903	3,277	-
Cash, ending	$4,413	$379	$4,413

Supplemental Disclosures
Interest paid	$66,157	$30,865	$723,048
Non-Cash transactions:
Shares issued for services	$5,000	$39,750	$478,960
Shares issued for settlement of debt	$8,000	$-	$1,473,849
Shares issued for debt consideration	$17,500	$-	$22,500
Shares issued for investment	$-	$-	$275,000
Shares issued to acquire asset	$-	$-	$15,000
The accompanying Notes are an Integral part of the Financial Statements

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended November 30, 2009
(Expressed in U.S. dollars)
(unaudited)

1.	Exploration Stage Company

Gemco Minerals Inc. (the “Company”) was incorporated in the State of Florida on August 21, 1997 and is an Exploration Stage Company. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2009, the Company has a working capital deficit of $831,605 and has accumulated losses of $3,394,046 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
For the Six Months ended November 30, 2009
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

e)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share and requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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
The Company’s functional currency is the United States dollar. The consolidated financial statements of the Company are translated to United States dollars. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these condensed consolidated financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.
The functional currency of the wholly owned subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended November 30, 2009
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

h)	Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are capitalized when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures.  Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met.  In the event that mineral property acquisition costs are paid with Company shares, those shares are valued at market at the time the shares are due.  Mineral property exploration costs are expensed as incurred.
When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares.  Because option payments do not meet the definition of tangible property, all option payments are expensed as incurred.

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

When accounting for the impairment or disposal of long-lived assets, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

For reporting comprehensive income, the Company reports and displays comprehensive income or loss and its components in the financial statements. As at November 30, 2009, the Company’s accumulated comprehensive loss was $101,917.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended November 30, 2009
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

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions, using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting the fair value recognition provisions.

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
For the Six Months ended November 30, 2009
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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended November 30, 2009
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Principles (continued)

n)	Reclassifications

Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current period’s presentation.

3.	Deposits

On August 4, 2009, the Company entered into an equipment sales agreement with Tash Industrial Design Inc., whereby Tash has designed, and is manufacturing a sand drying/screening plant for the purpose of processing minerals suitable for use as a sand blasting medium. As at November 30, 2009, the Company has made deposits of $115,103 ($125,000CDN) on the contract. The machine is planned for delivery and installment in Sacramento January 2010, pending further payments made to Tash pursuant to the agreement, including a balance of $100,000CDN prior to shipment and $25,000CDN after plant start-up.

4.	Note receivable

At November 30, 2009 the Company had a promissory note due from a non-related party with a principal balance of $5,449 ($6,500CDN), in relation to a reclamation deposit for its mineral exploration permit with the province of British Columbia for the Burns Mountain property. The note is unsecured, earning 0% interest and due May 4, 2010. At May 31, 2009, the imputed interest for this note receivable was computed to be $32 using an interest rate of 0.60%, however, management has not recorded the discount to the note receivable due to immateriality.

5.	Investments

(a)
On February 3, 2008, the Company accepted consideration in the form of a mortgage on industrial property, for the subscription of 750,000 shares at $0.37 per share, for a total value of $275,000.  The mortgage is registered at $300,000, and carries an interest rate of 16% compounded monthly. The mortgage is a third mortgage against the property known as 2939 Shuswap Road, Kamloops, BC, Canada, and owned by Akal Forest Products Ltd. (Inc. No. BC0552200) and legally described as Lot C, DL 282, Kamloops Div., Yale District, Plan 37425 (PID No. 005-311-853).The Company’s intention is to liquidate the mortgage at the earliest reasonable opportunity to fund the Company. The mortgage has generated $92,844 in interest since inception of the mortgage ($26,469 during the six months ended November 30, 2009), which the Company has impaired in the financial statements until realization upon liquidation of the mortgage. The mortgage was due on demand as of February 5, 2009, and is now in default, however the Company continues to pursue all avenues available to liquidate the asset. At the year ended May 31, 2009, the Company evaluated the carrying value of the mortgage investment, considering current market and other conditions, and recorded an impairment charge of $275,000. The mortgage investment is carried at a value of $Nil as at November 30, 2009.

(b)
On July 31, 2009, the Company invested $22,485 ($25,000CDN) in a brokerage account with Forex Capital Markets for currency trading. As at November 30, 2009, the value of the investment account was $20,805, and the Company recorded a loss on investment of $1,680 during the period ended November 30, 2009.

6.	Related Party Transactions

(a)	As at November 30, 2009, the Company owed $37,628 to various management and directors for funding of working capital. The amounts are unsecured, non-interest bearing, and due on demand.

(b)	As at November 30, 2009, the Company owed $103,607 to various shareholders of the Company for funding of working capital. The amounts are unsecured, non-interest bearing, and due on demand.
See Note 7 and Note 9.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended November 30, 2009
(Expressed in U.S. dollars)

7.	Notes Payable – Related Parties

(a)
On January 15, 2007, the Company issued a promissory note to a director of the Company for proceeds of $88,961 (CDN$99,636). The note is unsecured, due interest of 12% per annum, and due on demand. On January 26, 2007, $44,643 (CDN$50,000) was converted into common shares of the Company at $0.25 per share, and on January 31, 2008 $30,000 (CDN$30,000) was also converted into common shares of the Company at $0.20 per share.  During the twelve months ended May 31, 2008 and May 31, 2009, the principal balance of the note increased by $8,883 and $36,233 respectively. During the six months ended November 30, 2009, the principal balance of the note increased by $10,247 comprised of $7,753 in net draw downs from the Company and $18,000 in management fees accrued.  During the period between January 16, 2007 to November 30, 2009, the principal balance of the note has increased by $37,294.  At November 30, 2009, the principal balance of $126,254 and accrued interest of $38,410 remained outstanding.

(b)
On January 15, 2007, the Company issued a promissory note to a principal of the Company for proceeds of $100,833 (CDN$112,933). The note is unsecured, due interest of 12% per annum, and due on demand. On January 26, 2007, $44,643 (CDN$50,000) was converted into common shares of the Company at $0.25 per share, and on January 31, 2008 $30,000 (CDN$30,000) was also converted into common shares of the Company at $0.20 per share. During the twelve months ended May 31, 2008 and May 31, 2009, the principal balance of the note increased by $34,897 and $24,348 respectively. During the six months ended November 30, 2009, the principal balance of the note increased by $4,407, comprised of $5,593 in net draw downs from the Company, $18,000 in management fees accrued and $8,000 converted into common shares of the Company at $0.04 per share on August 7, 2009.  During the period between January 16, 2007 to May 31, 2009, the principal balance of the note has increased by $62,367.  At November 30, 2009, the principal balance of $163,200 and accrued interest of $55,763 remained outstanding.

(c)
On March 20, 2009, the Company issued a promissory note to a director of the Company for proceeds of $4,610 (CDN$5,500). The note is unsecured, due interest of 15% per annum, and due on demand.  At November 30, 2009, the principal balance of $4,610 and accrued interest of $492 remained outstanding.

(d)
On March 31, 2009, the Company issued a promissory note to a principal of the Company for proceeds of $87,594 (CDN$104,500). The note is due interest of 15% per annum payable monthly, for a term of one year, and is secured by 2,000,000 common shares of the Company and the proceeds from any liquidation of the Company’s mortgage investment.  At November 30, 2009, the principal balance of $87,594 and accrued interest of $nil remained outstanding.

(e)
On June 4, 2009, the Company issued a promissory note to a director of the Company for proceeds of $22,036 (CDN$24,500). The note is unsecured, due interest of 15% per annum, and due on demand.  At November 30, 2009, the principal balance of $22,036 and accrued interest of $1,653 remained outstanding.

8.	Notes Payable

(a)
At May 31, 2009 the Company had promissory notes outstanding with a principal balance of $173,645 and accrued interest of $125,940.  The notes are unsecured, due interest ranging from 0-18% per annum, and due on demand [at the year end May 31, 2010, the Company plans to write down notes payable in the amount of $49,457 (CDN$52,207) which were past the statute of limitations under the laws of the Province of British Columbia as to collectability]  During the period ended November 30, 2009, the Company paid down notes payable and adjusted for foreign exchange in the amount of $28,757, and at November 30, 2009, the principal balance of $144,888 and accrued interest of $138,341 remained outstanding for the non-related current notes payable.

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended November 30, 2009
(Expressed in U.S. dollars)
(unaudited)

8.	Notes Payable (continued)

(b)
On July 6, 2009, the Company issued a promissory note for proceeds of $224,854 ($250,000CDN) to a non-related party. The note is due interest of 20% per annum payable monthly, for a term of two years, and is secured by 2,500,000 common shares of the Company. In conjunction with the loan, the Company paid a 5% cash finder’s fee of $11,243, and issued an additional 1,100,000 in shares, as described in Note 9(j). The lender at any time may convert the loan amount into the registrant's common stock at $1.00 per share. In the event the registrant's common stock has had a market price greater than $1.50 per share for at least ninety consecutive days, the lender must exercise its conversion option with thirty days notice by the registrant that the stock has had the $1.50 market price for at least ninety days or the conversion option will automatically terminate. An equity value of $319 was computed for the loan conversion option using the Black and Scholes model with a 1.29% interest rate and a 135% annualized volatility rate. Due to immaterial, the equity value of the loan conversion option has not been recorded.  At November 30, 2009, the principal balance of $224,854 and accrued interest of $Nil remained outstanding for the non-related long-term notes payable.

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

GEMCO MINERALS INC.
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months ended November 30, 2009
(Expressed in U.S. dollars)
(unaudited)

9.	Common Stock (continued)

(f)
On November 25, 2009, the Company issued 3,675,000 common shares with respect to obligations regarding a loan agreement the Company entered into on November 16, 2009 to attain proceeds of $300,000Cdn from W.Y. ATAP Investments Inc (“Lender”). As at November 30, 2009, the Lender had advanced a only $75,000Cdn of the loan amount, which has been recorded as a shareholder’s loan until the full amount of $300,000Cdn is received (subsequent to November 30, 2009, the Company has received two additional advances totaling $80,000Cdn). Further, the Company has retained the shares to date pending receipt of the full loan amount, and recorded the issuance as shares issued and held. The share issuance includes the following: 375,000 shares to the lender as consideration for funds to be loaned; 300,000 shares to a related party for a personal guarantee to the lender; and 3,000,000 shares registered to the Lender and to be delivered to an escrow agent, as security for the loan. On future delivery of the security shares, the escrow agent shall hold and eventually return the shares to the Company upon repayment of the loan or deliver the shares to the lender in the event of default by the registrant or the loan guarantors. The Company retains the voting rights of the security shares so long as they are in escrow.

10.	Restated Financial Statements (continued)

(a)
The Company has restated its financial statements for the year ended May 31, 2009, in conjunction with the PCAOB revocation of the registration of its prior auditor. The Company had its financials re-audited, during which it re-evaluated its impairment assessment of its investment, mineral claims and equipment assets in concurrence with its new audit firm. As a result, the Company determined that the investment should be written down further than the original impairment, to an impaired value of $nil, resulting in an additional impairment charge of $75,000.  Management also determined that the equipment was obsolete with no future economic benefit to the Company, and impaired it for the net book value of $41,295, and that its mineral claims required impairment and were written down in the amount of $99,273. Correspondingly, in the Statement of Operations, writedown expenses were recorded for the investment, equipment and mineral claims impairments totaling $215,568.  On review with the auditors it was also determined not to writedown the liabilities for statute barred notes payable at this time, and they were reinstated in the amount of $47,822.  Minor adjustments resulted from the above adjustments, which netted $851 to comprehensive loss in the Statement of Cash Flows.  The above adjustments concurrently affected balances from the date of inception August 21, 1997 through to May 31, 2009 by the same amounts as denoted in the table below. The following is a comparison of the summarized financial statements of the Company before and after the restatement:

	Year Ended May 31, 2009			From Inception to May 31, 2009
	Original	Restated	Change	Original	Restated	Change
BALANCE SHEET
Total Assets	$221,920	$6,352	$(215,568)

Total Liabilities	804,603	852,426	47,822
Retained Earnings	(2,919,126)	(3,181,666)	(262,540)

Total Liablities and Shareholder's Deficit	$221,920	$6,352	(215,568)

STATEMENT OF OPERATIONS
Loss from Operations	$(225,516)	$(225,516)	$-	$(2,323,622)	$(2,323,622)	$-
Total Other Income (Expense)	(234,947)	(497,487)	(262,540)	(595,504)	(858,044)	(262,540)

Net Loss	$(460,463)	$(723,003)	$(262,540)	$(2,919,126)	$(3,181,666)	$(262,540)
Net Loss per Share	$(0.02)	$(0.02)	$-

STATEMENT OF CASHFLOWS
Operating Activities	$(171,506)	$(171,506)	$-	$(1,648,977)	$(1,648,977)	$-
Investing Activities	11,705	9,889	(1,816)	(558,636)	(560,452)	(1,816)
Financing Activities	131,881	134,548	2,667	2,301,882	2,304,549	2,667
Comprehensive Loss	25,547	24,696	(851)	(93,365)	(94,216)	(851)
Cash Ending	$903	$903	$-	$903	$903	$-

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Overview

The following discussion and analysis of the operations, results, and financial position of Gemco Minerals Inc. (“Gemco”,“We” or the “Company”), for the six months ended November 30, 2009 should be read in conjunction with the November 30, 2009 Consolidated Financial Statements and the related Notes. These documents are available at www.sedar.com. The Company is traded on the Nasdaq OTC Exchange under the symbol GMML. The effective date of this report is January 13, 2010.

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

Under the Agreement Temple may purchase up to 7,000 tons of ilmenite and magnetite per annum, from the commencement date, on a pre-determined pricing framework for a period of five years. The commencement date of the first shipment was originally scheduled for no later April 1, 2009, and Gemco has subsequently attained extensions from Temple to contractually extend the first shipment date to no later than April 1, 2010.

Temple has supplied both blast abrasives and equipment to the metal finishing and water-jet cutting industry in the western region of the United States for over 28 years. As part of the Agreement, the Company also grants Temple exclusive distributorship for the Product in the State of Nevada and Northern California.

On August 4, 2009, the Company entered into an equipment sales agreement with Tash Industrial Design Inc., whereby Tash has designed, and is manufacturing a sand drying/screening plant for the purpose of drying and bagging the Black Talon sand blasting medium. The machine is planned for delivery and installment and initial operation in Sacramento in early 2010. To house the machinery and process the minerals, the Company has leased a commercial building in Sacramento California for which lease payments of $6,720 per month begin in the fourth fiscal quarter, on March 1, 2010. The Company has occupancy of the building effective January 1, 2010 to prepare for the required utilities and installation of the equipment.

Results of Operations - Gemco Minerals Inc.
Six Months Ended November 30, 2009

During the six months ended November 30, 2009 the Company recorded an operating loss of $144,542 as compared to an operating loss of $109,438 for the six months ended November 30, 2008, and recorded a net loss after other items of $212,379 for the six months ended November 30, 2009, as compared to a net loss of $140,303 for the six months ended November 30, 2008. This is an increase in operating loss of $35,104 and an increase in the net loss of $72,076. The net loss represents $0.01 per common share. The Company incurred $144,542 in operating expenses which consist mainly of: mineral property costs of $51,719 (2008 - $19,099), management and consulting fees of $38,249 (2008 - $66,000), investor relations and finder fees of $25,243 (2008 - $9,750) and professional fees of $16,120 (2008 - $7,188).  The Company also recorded other items totaling $67,838 for the six months ended November 30, 2009, which is an increase of $36,973 compared to the $30,865 in other items for the six months ended November 30, 2008.  These other items for the period ended November 30, 2009 included interest and bank charges of $66,157, and also included $1,680 for a loss on investment and $28,469 for the interest generated on the mortgage investment, with a corresponding writedown for impairment, as described in Note 4 of the financial statements.

The Company has not yet generated any revenues from its Mineral Exploration Program. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing

As of November 30, 2009, Gemco had total liabilities of $1,181,423, which is an increase of $328,998 as compared to $852,426 liabilities recorded at May 31, 2009. The increase in liabilities is due primarily to issuance of a long-term note payable in July 2009 and additional amounts loaned from shareholders. The Company’s current liabilities increased by $104,144 over the prior year end and consist of $32,093 in accounts payable, $37,628 due to related parties, $103,607 due to shareholders and $783,243 in notes payable, of which $500,013 are due to related parties. The Company issued a two year promissory note in July 2009 and now has a long-term liability in the amount of $224,854.

The Company's current assets at November 30, 2009, consisted of $4,413 in cash which increased by $3,510 from $903 as at May 31, 2009, as well as note receivable of $5,449 and deposits in the amount of $115,103 for payments made on manufacture of industrial mineral processing equipment. Total assets as of November 30, 2009 were $145,770 with investments of $20,805 as disclosed in Note 5 of the financial statements.

Selected Annual Information
The following are highlights of financial data on the Company for the most recently completed three financial years:

	Fiscal Year Ended May 31,
	2009	2008	2007
Loss before Income Tax	$723,003	$(373,011)	$(97,937)
Net Loss	723,003	(373,011)	(97,937)
Loss Per Share	(0.03)	(0.02)	(0.01)
Total Assets	6,351	439,279	174,319
Total Liabilities	852,426	630,888	573,237

Liquidity and Capital Resources

The Company’s assets are recorded at the lower of cost or market value. The total assets at November 30, 2009 were $145,770. The Company had a working capital deficiency of $831,605 at November 30, 2009 compared to a working capital deficiency of $846,074 as of May 31, 2009. The reduction in the working capital deficiency is due primarily to the issuance of a long-term note payable, less the draw down payments on the equipment manufacture as discussed above, and general operating expenses. The Company’s cash inflow has been generated mainly from shareholder loans, related party and long-term loans and subscription of common stock with minimal revenues and government incentive programs since inception.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2009 and concluded that the disclosure controls and procedures were not effective because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified resulted in the restatement of the previously reported financial statements and other related financial disclosure.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal controls over financial reporting were ineffective due to some material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of November 30, 2009, the following material weaknesses existed:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

During the course of the listing, many proposals were discussed and although there were no written offers, a build-to-suit program was being negotiated with a potential tenant. However, the first mortgage holder subsequently petitioned the court for Conduct of Sale and was awarded the Conduct of Sale to obtain an unconditional offer. The first mortgage holder is proceeding to list the property for sale.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended November 30, 2009, the Company issued a total of 3,825,000 common shares as follows.

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

(d)
On November 25, 2009, the Company issued 3,675,000 common shares with respect to obligations regarding a loan agreement the Company entered into to attain proceeds of $300,000 from W.Y. ATAP Investments Inc (“Lender”). As at November 30, 2009, the Lender had advanced a only $75,000 of the loan amount.  Therefore the Company has retained the shares to date, and recorded the issuance as shares issued and held. The share issuance includes the following: 375,000 shares issued to the lender as consideration for funds loaned; 300,000 shares issued to a related party for a personal guarantee to the lender; and 3,000,000 shares registered to the Lender and to be delivered to an escrow agent, as security for the loan. On future delivery of the security shares, the escrow agent shall return the shares to the Company upon repayment or deliver the shares to the lender in the event of default by the registrant or the loan guarantors. The Company retains the voting rights of the security shares so long as they are in escrow.

With respect to the unregistered sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. Of the securities issued, 825,000 were issued to related parties of the Company and 3,000,000 were issued to sophisticated, accredited investors who were provided all of the current public information available on the Company.

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

Gemco Minerals Inc.

Date:   January 13, 2010

By: /s/ Tom Hatton
Tom Hatton, President, Director and Chief Executive Officer